Form 10-Q
period 1995-06-30
NORTHBROOK LIFE INSURANCE CO
filed 1995-08-14
CIK 716791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                             OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file numbers 33-50884, 33-84480, 33-90272

Northbrook Life Insurance Company
(Exact name of Registrant as specified in its charter)


__________Illinois__________        __________36-3001527__________
(State or Other Jurisdiction,       (IRS Employer Identification No.)
Incorporation or Organization)

3100 Sanders Road
Northbrook, Illinois  60062
(Address of Principal Executive Offices) (Zip Code)

708.402.5000
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       YES _X_     NO ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1995: Common stock, par value of $100 per share: 25,000 shares outstanding.
Northbrook Life Insurance Company
(Registrant)

INDEX

                                                                       Page

Cover Page

Index

PART I - Financial Information

Item 1.     Financial Statements

            Statements of Financial Position
                  June 30, 1995 (Unaudited) and December 31, 1994       1

            Statements of Income (Unaudited)
                  Periods Ended June 30, 1995 and June 30, 1994         2

            Statements of Cash Flows (Unaudited)
                  Periods Ended June 30, 1995 and June 30, 1994         3

            Notes to Financial Statements                               4


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations            5


PART II - Other Information

Item 1.     Legal Proceedings                                           6

Item 2.     Change in Securities                                        6

Item 3.     Defaults Upon Senior Securities                             6

Item 4.     Submission of Matters to a Vote of Security Holders         6

Item 5.     Other Information                                           6

Item 6.     Exhibits and Reports on Form 8-K                            6



Signature Page
NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION



                                                   June 30,
                                                 (Unaudited)   December 31,
($ in thousands)                                     1995          1994

Assets
  Investments
    Fixed income securities
      Available for sale, at fair value
        (amortized cost $61,314 and
        $61,581)                                 $     63,753  $     59,191
    Short-term                                          1,972         3,374

      Total investments                                65,725        62,565

  Amounts recoverable from Allstate Life
    Insurance Company under reinsurance
    treaties                                        2,752,783     3,085,781
  Cash                                                    101            59
  Deferred income taxes                                                  77
  Net receivable from affiliates                       59,755        46,608
  Other assets                                         15,259        21,775
  Separate Accounts                                 2,928,686     2,604,623

      Total assets                               $  5,822,309  $  5,821,488

Liabilities
  Reserve for life insurance policy
    benefits                                     $    137,441  $    120,328
  Contractholder funds                              2,626,086     2,965,146
  Deferred income taxes                                 2,188
  Other liabilities and accrued expenses               53,666        61,889
  Separate Accounts                                 2,928,686     2,604,623

      Total liabilities                             5,748,067     5,751,986

Shareholder equity
  Common stock                                          2,500         2,500
  Additional capital paid-in                           56,600        56,600
  Unrealized net capital gains and losses               1,585        (1,553)
  Retained income                                      13,557        11,955

      Total shareholder equity                         74,242        69,502


      Total liabilities and
        shareholder equity                       $  5,822,309  $  5,821,488






See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF INCOME




                             Three Months Ended         Six Months Ended
                                   June 30                   June 30
                                 (Unaudited)               (Unaudited)
($ in thousands)             1995        1994          1995         1994

Revenues
  Investment income, less
    investment expense     $  1,192    $    731      $  2,409     $  1,410
  Realized capital gains
    and losses                    0         (14)           67          (14)

Income before income
  taxes                       1,192         717         2,476        1,396

Income tax expense              421         244           874          474

Net income                 $    771    $    473      $  1,602     $    922
































See notes to financial statements.
NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS




                                                     Six Months Ended
                                                         June 30
                                                       (Unaudited)
($ in thousands)                                    1995          1994

Cash flows from operating activities:
  Net income                                     $   1,602     $     922
  Adjustments to reconcile net income to net
    cash from operating activities:
      Net realized capital (gains) and
        losses                                         (67)           14
    Amortization and other non-cash items              317           299
      Net change in reserve for policy benefits
        and contractholder funds                    22,996           628
      Change in deferred income taxes                  575           486
      Changes in other operating assets and
        liabilities                                (27,241)         (220)

    Net cash from operating activities              (1,818)        2,129


Cash flows from investing activities:
  Fixed income securities available for sale:
    Proceeds from sales                              5,423             0
    Investment collections                           3,511         5,657
    Investment purchases                            (8,476)      (10,698)
  Net change in short-term investments               1,402         3,439

    Net cash from investing activities               1,860        (1,602)


Net increase in cash                                    42           527
Cash at beginning of year                               59           214

Cash at end of year                              $     101     $     741














See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS



1.  Financial Statements

       The Statement of Financial Position as of June 30, 1995, the Statements of Income for the three-month and six-month periods ended June 30, 1995 and 1994 and the Statements of Cash Flow for the six-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company 1994 Financial Statements. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

       Certain reclassifications have been made to the prior year financial statements to conform to the presentation for the current year.

2.  Transactions with Affiliates

       Revenues ceded to Allstate Life Insurance Company consist of premiums and contract charges of $1,278,000 and $22,974,000 for the six-month period ended June 30, 1995 and $738,000 and $17,757,000 for the six-month period ended June 30, 1994. Benefits and expenses ceded to Allstate Life consist of paid benefits, credited interest on reinsured contracts and operating expenses. These benefits and expenses amounted to $113,179,000 and $137,604,000 for the six-month periods ended June 30, 1995 and 1994, respectively.

Northbrook Life Insurance Company
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Three- and Six-Months Ended June 30, 1995


General

    Northbrook Life Insurance Company ("the Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"). Allstate Life is wholly-owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation ("the Corporation"). Sears, Roebuck and Co. distributed its 80.3% ownership in the Corporation on June 30, 1995 to Sears common shareholders through a tax-free dividend. As a result of the distribution, Sears no longer has an ownership interest in the Corporation.

    The Company issues single and flexible premium annuity contracts and universal life insurance policies. In addition, the Company issues flexible premium deferred variable annuity contracts. Dean Witter Reynolds, Inc. is the sole distributor of the Company's flexible premium deferred variable annuity contracts, and certain single and flexible premium annuities.

    The Company reinsures all of its insurance in force with Allstate Life. Accordingly, the results of operations with respect to applications received and contracts issued by the Company are not reflected in the Company's Statements of Income.

Results of Operations and Financial Condition

    Pre-tax net investment income in the second quarter of 1995 increased 71.4% to $1.2 million compared to $.7 million for the same period in 1994. For the first six months of 1995 pre-tax net investment income increased 71.4% to $2.4 million compared to $1.4 million in the prior year. The increases were primarily related to an increased level of invested assets which resulted from a $25 million capital contribution from Allstate Life at the end of December 1994. Net income reflects the changes in pre-tax net investment income.

    The Statement of Financial Position at June 30, 1995 reflects a decrease in contractholder funds and amounts recoverable from Allstate Life Insurance Company under reinsurance treaties of 11.4% and 10.8%, respectively, and an increase in Separate Accounts of 12.4% from December 31, 1994. This is primarily due to policyholder transfers from fixed annuities invested in the Company's general account to variable annuities which are invested in the funds of the Separate Account as well as fixed annuity surrenders, sales of the variable annuity product and favorable investment performance of the Separate Account funds.


Liquidity and Capital Resources

    Under the terms of the reinsurance agreement with Allstate Life, assets of the Company that relate to insurance inforce, excluding Separate Account assets and, beginning in 1995, assets related to certain market value adjusted annuity contracts under employee benefit plans, are transferred to Allstate Life. Therefore, the funds necessary to support the operations of the Company are provided by Allstate Life and the Company is not required to obtain additional capital to support inforce or future business.


Pending Accounting Standards

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires that impairment loss be measured for those assets as the amount by which the carrying amount of the asset exceeds the asset's fair value. This statement will be adopted in 1996 and is not expected to have a material impact on the Company's results of operations or financial position.

PART II

Item 1. Legal Proceedings

Northbrook Life Insurance Company is not involved in any litigation that is expected to have a material effect.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits, Financial Statements and Reports on Form 8-K

(a) (1) and (2) Financial Statements of registrant are listed on pages hereof and are filed as part of this Report.

(a) (3) Exhibits

Regulation S-K

    2.      Not applicable.
    3. Incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No.33-50884, filed March 30, 1993.
    4. Northbrook Life Insurance Company Flexible Premium Deferred Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-50884, filed March 30, 1993.
    10. Incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-50884, filed March 7, 1995.
    11.     Not applicable.
    15.     Not Applicable.
    18.     Not Applicable.
    19.     Not Applicable.
    22.     None.
    23. Incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No.33-50884, filed March 30, 1993.
    24. Incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No.33-50884, filed March 30, 1993.
    27.     Filed herewith.
    99.     None.
(b) Reports on 8-K: No reports on Form 8-K were filed during the second quarter of 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Northbrook Life Insurance Company
(Registrant)



Signature                           Title                    Date




______________________        President and Chairman       August 11, 1995
LOUIS G. LOWER, II            (Principal Executive Officer)





______________________        Assistant Vice President     August 11, 1995
BARRY S. PAUL                 (Chief Accounting Officer)