Form 10-Q
period 1995-09-30
NORTHBROOK LIFE INSURANCE CO
filed 1995-11-14
CIK 716791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1995: Common stock, par value of $100 per share: 25,000 shares outstanding.
Northbrook Life Insurance Company
(Registrant)

INDEX


Page

Cover Page

Index

PART I - Financial Information

Item 1.     Financial Statements

            Statements of Financial Position
                  Sept. 30, 1995 (Unaudited) and Dec. 31, 1994       1

            Statements of Income (Unaudited)
                  Periods Ended Sept. 30, 1995 and Sept. 30, 1994    2

            Statements of Cash Flows (Unaudited)
                  Periods Ended Sept. 30, 1995 and Sept. 30, 1994    3

            Notes to Financial Statements                            4


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations         5


PART II - Other Information

Item 1.     Legal Proceedings                                       6

Item 2.     Change in Securities                                    6

Item 3.     Defaults Upon Senior Securities                         6

Item 4.     Submission of Matters to a Vote of Security Holders     6

Item 5.     Other Information                                       6

Item 6.     Exhibits and Reports on Form 8-K                        6



Signature Page

NORTHBROOK LIFE INSURANCE COMPANY
STATEMENTS OF FINANCIAL POSITION


                                                  Sept 30,       Dec 31,
($ in thousands)                           1995        1994
                                         (Unaudited)
Assets
 Investments
   Fixed income securities
     Available for sale, at fair value
       (amortized cost $71,437 and $61,581)          $    73,801    $     59,191
   Short-term                                  4,905        3,374

     Total investments                        78,706                      62,565

 Amounts recoverable from Allstate Life
   Insurance Company under reinsurance
   treaties                                2,692,248                   3,085,781
 Cash                                                                         59
 Deferred income taxes                         1,157           77
 Net receivable from affiliates               49,768                      46,608
 Other assets                                 15,034                      21,775
 Separate Accounts                         3,126,352    2,604,623

     Total assets                        $ 5,963,265 $  5,821,488

Liabilities
 Reserve for life insurance policy
   benefits                              $   138,726                $    120,328
 Contractholder funds                      2,563,696    2,965,146
 Other liabilities and accrued expenses       59,427                      61,889
 Separate Accounts                         3,126,352    2,604,623

     Total liabilities                     5,888,201    5,751,986

Shareholder equity
  Common stock                                 2,500        2,500
  Additional capital paid-in                  56,600                      56,600
 Unrealized net capital gains (losses)         1,536                      (1,553)
  Retained income                             14,428       11,955
     Total shareholder equity                 75,064       69,502


     Total liabilities and
       shareholder equity                $ 5,963,265 $  5,821,488







See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY
STATEMENTS OF INCOME




                          Three Months Ended    Nine Months Ended
                             September 30          September 30
($ in thousands)           1995      1994        1995      1994
                              (Unaudited)           (Unaudited)

Revenues
 Investment income, less
   investment expense    $  1,311  $   738     $  3,720  $ 2,148
 Realized capital gains
   and losses                            1           67      (13)

Income before income taxes            1,311        739      3,787    2,135

Income tax expense            440     (850)       1,314     (376)

Net income               $    871  $  1,589    $  2,473  $ 2,511







See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY
STATEMENTS OF CASH FLOWS


                                            Nine Months Ended
                                              September 30
($ in thousands)                            1995        1994
                                               (Unaudited)

Cash flows from operating activities:
 Net income                              $   2,473   $   2,511
 Adjustments to reconcile net income to net
   cash from operating activities:
     Net realized capital (gains) and losses               (67)            13
     Amortization and other non-cash items                 568       465
     Net change in reserve for policy
       benefits and contractholder funds    10,481       1,489
     Change in deferred income taxes        (2,744)     (3,694)
     Changes in other operating assets and
       liabilities                             395        (748)

    Net cash from operating activities      11,106          36


Cash flows from investing activities:
 Fixed income securities available for sale:
   Proceeds from sales                       5,423
   Investment collections                    4,864       7,092
   Investment purchases                    (19,920)    (10,754)

  Net change in short-term investments      (1,532)      4,545

   Net cash from investing activities      (11,165)        883


Net increase in cash                           (59)                  919
Cash at beginning of period                     59         214
Cash at end of period                    $       0   $   1,133

See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS



1. Financial Statements

   The Statement of Financial Position as of September 30, 1995, the
Statements of Income for the three-month and nine-month periods ended
September 30, 1995 and 1994 and the Statements of Cash Flow for the nine-month periods then ended are unaudited.  The interim financial statements
reflect all adjustments (consisting only of normal recurring accruals)
which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company 1994 Financial
Statements.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

   Certain reclassifications have been made to the prior year financial statements to conform to the presentation for the current year.

2. Transactions with Affiliates

   Revenues ceded to Allstate Life Insurance Company consist of premiums and contract charges of $2,177,000 and $34,562,000 for the nine-month period ended September 30, 1995 and $1,787,000 and $28,115,000 for the nine-month period ended September 30, 1994. Investment income earned on the assets which support contractholder fund liabilities and reserve for life insurance policy benefits were excluded from the Company's financial statements as those assets were transferred to Allstate Life Insurance
Company under the terms of reinsurance treaties. Benefits and expenses ceded to Allstate Life consist of paid benefits, credited interest on reinsured contracts and operating expenses. These benefits and expenses amounted to $172,252,000 and $187,767,000 for the nine-month periods ended September 30, 1995 and 1994, respectively.

Northbrook Life Insurance Company
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Three- and Nine-Months Ended September 30, 1995


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

Results of Operations and Financial Condition

   Pre-tax net investment income in the third quarter of 1995 increased
85.7% to $1.3 million compared to $.7 million for the same period in 1994.
For the first nine months of 1995 pre-tax net investment income increased to $3.8 million compared to $2.1 million in the prior year. The increases were related to an increased level of invested assets which resulted from a $25 million capital contribution from Allstate Life at the end of December 1994. Net income reflects the changes in pre-tax net investment income.

   The Statement of Financial Position at September 30, 1995 reflects a decrease in amounts recoverable from Allstate Life Insurance Company under reinsurance treaties and contractholder funds of 12.8% and 13.5%, respectively, and an increase in Separate Accounts of 20.0% from December
31, 1994. This is due to policyholder transfers from fixed annuities, which are invested in the Company's general account, to variable annuities, which are invested in the funds of the Separate Account, as well as fixed annuity surrenders, sales of the variable annuity product and favorable investment performance of the Separate Account funds.
Unrealized net capital gains (losses) increased $3.1 million to an unrealized net capital gain of $1.5 million, as compared to an unrealized net capital loss of $1.6 million at December 31, 1994. Fluctuations in unrealized gains (losses) are largely a function of overall market conditions. Current year increases are the result of an overall lower interest rate environment as compared to December 31, 1994.


Liquidity and Capital Resources

   Under the terms of the reinsurance agreements with Allstate Life, assets of the Company that relate to most insurance inforce, excluding
Separate Account assets, are transferred to Allstate Life. Therefore, the funds necessary to support the operations of the Company are provided by Allstate Life and the Company is not required to obtain additional capital to support inforce or future business.


Pending Accounting Standards

   In March 1995, the Financial Accounting Standards Board issued SFAS
No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed Of".  The statement requires that long-lived
assets and certain identifiable  intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The statement requires that impairment loss be measured for those assets  as the amount by which the carrying amount of the asset exceeds the asset's fair value.  This statement will be adopted in 1996 and is not expected to have a material impact on  results of operations or financial position.

   In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based
Compensation" which encourages entities to adopt a fair value based method of accounting for compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in 1996. Results of operations and financial position will not be affected by the adoption of this statement.

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

10.  Incorporated by reference to Registrant's Form S-1 Registration
Statement, Registration No. 33-50884, filed March 7, 1995.

11.     Not applicable.
15.     Not Applicable.
18.     Not Applicable.
19.     Not Applicable.
22.     None.

23.     Incorporated by reference to Registrant's Form S-1 Registration
Statement, Registration No.33-50884, filed March 30, 1993.

24.     Incorporated by reference to Registrant's Form S-1 Registration
Statement, Registration No.33-50884, filed March 30, 1993.

27.     Filed herewith.
99.     None.

(b) Reports on 8-K: No reports on Form 8-K were filed during the third quarter of 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Northbrook Life Insurance Company
(Registrant)



Signature                           Title                    Date




_/s/LOUIS G. LOWER, II_    President and Chairman       November 10, 1995
LOUIS G. LOWER, II        (Principal Executive Officer)





_/s/BARRY S. PAUL______    Assistant Vice President     November 10, 1995
BARRY S. PAUL             (Chief Accounting Officer)


