Form 10-K
period 1995-12-31
NORTHBROOK LIFE INSURANCE CO
filed 1996-03-29
CIK 716791

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended December 31, 1995  Commission file numbers:  33-50884
                      -----------------                            --------
                                                                   33-84480
                                                                   --------
                                                                   33-90272
                                                                   --------


                       Northbrook Life Insurance Company
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


     Illinois                                               36-3001527
     --------                                               ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                               3100 Sanders Road
                           Northbrook, Illinois 60062
               (Address of Principal executive offices)(Zip Code)

                                  847/402-5000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes    [x]                     No
                      ---------                     ---------

     As of December 31, 1995, there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                       NORTHBROOK LIFE INSURANCE COMPANY
         (A wholly owned subsidiary of Allstate Life Insurance Company)

                      Annual Report for 1995 On Form 10-K

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----

PART I

Item 1.       Business**                                                3
Item 2.       Properties**                                              4
Item 3.       Legal Proceedings                                         4
Item 4.       Submission of Matters to a Vote of Security Holders*    N/A

PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters                               5
Item 6.       Selected Financial Data*                                N/A
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       5
Item 8.       Financial Statements                                      7
Item 9.       Disagreements on Accounting and Financial Disclosure    N/A

PART III

Item 10.      Directors and Executive Officers of the Registrant*     N/A
Item 11.      Executive Compensation*                                 N/A
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management*                                             N/A
Item 13.      Certain Relationships and Related Transactions*         N/A

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                      24

Index to Financial Statement Schedules                                  7
Signatures                                                             25

*  Omitted pursuant to General Instruction J(2) of Form 10-K.
** Item prepared in accordance with General Instruction J(2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

          Northbrook Life Insurance Company (hereinafter "Northbrook Life" or the "Company"), incorporated in 1978 as a stock life insurance company under the laws of the State of Illinois, has done business continuously since that time as "Northbrook Life Insurance Company". Northbrook Life's products, group and individual annuities and life insurance, have been approved by the states where offered.

          Northbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("Allstate"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). The Corporation was capitalized in 1993 with the contribution of all of the outstanding common stock of Allstate. Sears, Roebuck and Co. ("Sears") had previously been the direct owner of all the common stock of Allstate. On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears distributed its remaining 80.3% ownership in the Corporation to Sears common shareholders through a tax free dividend.

          Northbrook Life's operations consist of one business segment which is the sale of life insurance and annuity products.

          Northbrook Life and Allstate Life entered into reinsurance agreements, effective December 31, 1987, under which Northbrook Life automatically reinsures substantially all of its business with Allstate Life. Under the agreements, purchase payments under all general account contracts are automatically transferred to Allstate Life and become invested with the assets of Allstate Life, and Allstate Life accepts 100% of the liability under such contracts. However, the obligations of Allstate Life under the reinsurance agreement are to the Company. In addition, assets of the Company that relate to insurance in-force excluding separate account assets and, beginning in 1995, assets related to certain market value adjusted annuity contracts under employee benefit plans, are transferred to Allstate Life. Therefore, the funds necessary to support the operations of the Company are provided by Allstate Life and the Company is not required to obtain additional capital to support in-force or future business.

          Under the Company's reinsurance agreements with Allstate Life, the Company reinsures all reserve liabilities with Allstate Life. The Company's variable contract assets and liabilities are held in legally-segregated, unitized separate accounts and are retained by the Company. The assets and liabilities related to certain market value adjusted annuity contracts under employee benefit plans will be held in the general account of the Company, however, the transactions related to such variable and market value adjusted contracts such as premiums, expenses and benefits are transferred to Allstate Life.

          Northbrook Life's and Allstate Life's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. Of Allstate Life's consolidated invested assets of $27,256 million on December 31, 1995, 81.5% was invested in fixed income securities, 2.9% in equities, 11.8% in mortgage loans, and 3.8% in real estate, short-term investments and other assets.

          Northbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 2,000 stock, mutual and other types of insurers in business in the
United States.   Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to Allstate Life which automatically reinsures all net business of Northbrook Life. A.M. Best Company also assigns Northbrook Life the rating of A+(r) because Northbrook Life automatically reinsures all business with Allstate Life. Standard & Poor's Insurance Rating Services assigned AA+ (Excellent) to the Company's claims-paying ability and Moody's Investors Service assigned an Aa3 (excellent) financial stability rating to the Company. Northbrook Life shares the same ratings of its parent, Allstate Life.

          Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed measures which may significantly affect the Company's insurance business relate to the taxation of insurance companies, the tax treatment of insurance products and the removal of barriers preventing banks from engaging in the insurance business.

          Northbrook Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Northbrook Life Separate Accounts through which the Company issues variable annuity contracts.

ITEM 2.  PROPERTIES

          Northbrook Life occupies office space provided by its parent, Allstate Life, in Northbrook, Illinois. Expenses associated with these offices are allocated on a direct and indirect basis to Northbrook Life.

ITEM 3.  LEGAL PROCEEDINGS

          The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial condition of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          All of the Company's outstanding shares are owned by its parent, Allstate Life. Allstate Life's outstanding shares are owned by Allstate. With the exception of director's qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). The Corporation was capitalized in 1993 with the contribution of all of the outstanding common stock of Allstate. Sears, Roebuck and Co. ("Sears") had previously been the direct owner of all the common stock of Allstate. On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears distributed its 80.2% ownership in the Corporation to Sears common shareholders through a tax free dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NORTHBROOK LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following highlights significant factors influencing results of operations and financial position.

Northbrook Life Insurance Company ("the Company"), which is wholly owned by Allstate Life Insurance Company ("Allstate Life"), issues single and flexible premium fixed annuity contracts and universal life insurance policies. In addition, the Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as the assets and liabilities of the Separate Accounts. Dean Witter Reynolds is the sole distributor of the Company's products and also manages the funds in which the assets of the Separate Accounts are invested.

The Company reinsures substantially all of its annuity deposits and life insurance in force with Allstate Life. Accordingly, the financial results reflected in the Company's statements of operations relate only to the investment of those assets of the Company that are not transferred to Allstate Life under the reinsurance treaties.

Variable annuity assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Account investments accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

                                                        1995    1994     1993
                                                       ------- -------  -------
                                                          ($ IN THOUSANDS)
Net investment income................................. $ 4,782 $ 2,881  $ 2,934
                                                       ======= =======  =======
Realized capital gain (losses), after tax............. $    44 $  (125) $   210
                                                       ======= =======  =======
Net income............................................ $ 3,163 $ 1,733  $ 2,507
                                                       ======= =======  =======
Fixed income securities, at amortized cost............ $59,142 $61,581  $34,529
                                                       ======= =======  =======

In 1995, net investment income increased $1.9 million. This increase related to an increased level of investments which resulted from a $25 million capital contribution from Allstate Life during December 1994. Net investment income decreased in 1994 over 1993, primarily due to slightly lower portfolio yields, partially offset by the increase in investments during the year.

Realized capital gains after tax were $44 thousand in 1995 compared to capital losses of $125 thousand in 1994. Overall, the market values of fixed income securities were higher in 1995 than in 1994, which resulted in gains in 1995 and losses in 1994 when certain fixed income securities were sold in response to changes in market conditions.

Net income increased $1.4 million in 1995 reflecting the increase in net investment income and realized capital gains. The $0.8 million decrease in 1994 from 1993 is primarily attributable to increased realized capital losses and a higher effective income tax rate in 1994.

FINANCIAL POSITION

                                                            1995       1994
                                                         ---------- ----------
                                                           ($ IN THOUSANDS)
Fixed income securities, at fair value.................. $   63,229 $   59,191
                                                         ========== ==========
Unrealized net capital gains (losses)(/1/).............. $    4,087 $   (2,390)
                                                         ========== ==========
Separate Account assets, at fair
 value.................................................. $3,354,910 $2,604,623
                                                         ========== ==========
Contractholder funds.................................... $2,497,278 $2,950,532
                                                         ========== ==========
Reinsurance recoverable from Allstate Life.............. $2,636,981 $3,085,781
                                                         ========== ==========

--------

(1) Unrealized net capital gains (losses) exclude the effect of deferred income taxes.

Fixed income securities are classified as available for sale and carried in the statements of financial position at fair value. Although the Company generally intends to hold its fixed income securities for the long-term, such classification affords the Company flexibility in managing the portfolio in response to changes in market conditions.

At December 31, 1995 unrealized capital gains were $4.1 million compared to an unrealized capital loss of $2.4 million at December 31, 1994. The significant change in the unrealized capital gain/loss position is primarily attributable to declining interest rates.

Contractholder funds decreased by $453 million and reinsurance recoverable from Allstate Life under reinsurance treaties decreased by $449 million, reflecting policyholder transfers from fixed annuities to variable annuities and fixed annuity surrenders. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

Separate Accounts increased by $750 million attributable to sales of variable annuities, the favorable investment performance of the Separate Account funds, and the policyholder transfers previously described.

LIQUIDITY AND CAPITAL RESOURCES

In December 1994, Allstate Life made a $25 million capital contribution to the Company.

Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance in force, excluding Separate Account assets, are transferred to Allstate Life who maintains the investment portfolios which support the Company's products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Financial Statements

                         Index
                         -----

                                                            Page
                                                            ----

Independent Auditors' Report                                  8

Financial Statements:


    Statements of Financial Position,
       December 31, 1995 and 1994                             9

     Statements of Operations for the Years Ended
       December 31, 1995, 1994 and 1993                      10

     Statements of Shareholder's Equity for the Years
       Ended December 31, 1995, 1994 and 1993                11

     Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994 and 1993                      12

     Notes to Financial Statements                           13

     Schedule IV - Reinsurance for the Years Ended
       December 31, 1995, 1994 and 1993                      23

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER
OF NORTHBROOK LIFE INSURANCE COMPANY:

  We have audited the accompanying Statements of Financial Position of Northbrook Life Insurance Company as of December 31, 1995 and 1994, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1995. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Northbrook Life Insurance Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion,
Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 3 to the financial statements, in 1993 the Company changed its method of accounting for investment in fixed income securities.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 1, 1996

                       NORTHBROOK LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1995       1994
                                                         ---------- ----------
                                                           ($ IN THOUSANDS)
ASSETS
  Investments
    Fixed income securities
      Available for sale, at fair value (amortized cost
       $59,142 and $61,581)............................. $   63,229 $   59,191
    Short-term..........................................      8,049      3,374
                                                         ---------- ----------
        Total investments...............................     71,278     62,565
  Reinsurance recoverable from Allstate Life Insurance
   Company..............................................  2,636,981  3,085,781
  Cash..................................................         87         59
  Deferred income taxes.................................                    77
  Net receivable from Allstate Life Insurance Company...      6,183      8,895
  Other assets..........................................      2,164      2,233
  Separate Accounts.....................................  3,354,910  2,604,623
                                                         ---------- ----------
        Total assets.................................... $6,071,603 $5,764,233
                                                         ========== ==========
LIABILITIES
  Reserve for life insurance policy benefits............ $  139,509 $  134,942
  Contractholder funds..................................  2,497,278  2,950,532
  Income taxes payable..................................        233      4,634
  Deferred income taxes.................................      2,798
  Separate Accounts.....................................  3,354,910  2,604,623
                                                         ---------- ----------
        Total liabilities...............................  5,994,728  5,694,731
                                                         ---------- ----------
SHAREHOLDER'S EQUITY
  Common stock ($100 par value, 25,000 shares
   authorized, issued and outstanding)..................      2,500      2,500
  Additional capital paid-in............................     56,600     56,600
  Unrealized net capital gains (losses).................      2,657     (1,553)
  Retained income.......................................     15,118     11,955
                                                         ---------- ----------
        Total shareholder's equity......................     76,875     69,502
                                                         ---------- ----------
        Total liabilities and shareholder's equity...... $6,071,603 $5,764,233
                                                         ========== ==========

                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          ---------------------
                                                           1995   1994    1993
                                                          ------ ------  ------
                                                            ($ IN THOUSANDS)
Revenues
  Net investment income.................................. $4,782 $2,881  $2,934
  Realized capital gains and losses......................     67   (193)    323
                                                          ------ ------  ------
Income before income taxes...............................  4,849  2,688   3,257
Income tax expense.......................................  1,686    955     750
                                                          ------ ------  ------
Net income............................................... $3,163 $1,733  $2,507
                                                          ====== ======  ======


                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                   UNREALIZED
                                                      NET
                                        ADDITIONAL  CAPITAL
                                 COMMON  CAPITAL      GAINS   RETAINED
                                 STOCK   PAID-IN    (LOSSES)   INCOME   TOTAL
                                 ------ ---------- ---------- -------- -------
                                                ($ IN THOUSANDS)
Balance, December 31, 1992...... $2,500  $31,600              $ 7,715  $41,815
  Net income....................                                2,507    2,507
  Change in unrealized net
   capital gains and losses.....                    $   747                747
                                 ------  -------    -------   -------  -------
Balance, December 31, 1993......  2,500   31,600        747    10,222   45,069
  Net income....................                                1,733    1,733
  Change in unrealized net
   capital gains and losses.....                     (2,300)            (2,300)
  Capital contribution..........          25,000                        25,000
                                 ------  -------    -------   -------  -------
Balance, December 31, 1994......  2,500   56,600     (1,553)   11,955   69,502
  Net income....................                                3,163    3,163
  Change in unrealized net
   capital gains and losses.....                      4,210              4,210
                                 ------  -------    -------   -------  -------
Balance, December 31, 1995...... $2,500  $56,600    $ 2,657   $15,118  $76,875
                                 ======  =======    =======   =======  =======


                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1995     1994      1993
                                                    -------  -------  --------
                                                        ($ IN THOUSANDS)
Cash flows from operating activities
  Net income....................................... $ 3,163  $ 1,733  $  2,507
  Adjustments to reconcile net income to net cash
   from operating activities
    Realized capital (gains) losses................     (67)     193      (323)
    Amortization and other non-cash items..........     903      640       415
    Net change in reserve for policy benefits and
     contractholder funds..........................     113      (58)   18,338
    Change in deferred income taxes................     608     (114)    1,227
    Changes in other operating assets and liabili-
     ties..........................................  (2,705)  (3,835)  (19,325)
                                                    -------  -------  --------
      Net cash from operating activities...........   2,015   (1,441)    2,839
                                                    -------  -------  --------
Cash flows from investing activities
  Fixed income securities
    Proceeds from sales............................   5,423    1,256    14,279
    Investment collections.........................   7,108    7,626    10,375
    Investment purchases...........................  (9,843) (36,071)  (29,778)
  Change in short-term investments, net............  (4,675)   3,475     2,369
                                                    -------  -------  --------
      Net cash from investing activities...........  (1,987) (23,714)   (2,755)
                                                    -------  -------  --------
Cash flows from financing activities
  Capital contribution.............................           25,000
                                                    -------  -------  --------
      Net cash from financing activities...........           25,000
                                                    -------  -------  --------
Net increase (decrease) in cash....................      28     (155)       84
Cash at beginning of year..........................      59      214       130
                                                    -------  -------  --------
Cash at end of year................................ $    87  $    59  $    214
                                                    =======  =======  ========

                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)

1. ORGANIZATION AND NATURE OF OPERATIONS

  Northbrook Life Insurance Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company ("Allstate"), a wholly-owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution").

  The Company develops and markets single and flexible premium annuities and flexible premium deferred and variable annuity contracts to individuals in the United States through Dean Witter Reynolds ("Dean Witter")(Note 4). Other products include universal life and single premium life insurance.

  Annuity contracts issued by the Company are subject to discretionary withdrawal or surrender by the contractholder, subject to applicable surrender charges. These contracts are reinsured with Allstate Life (Note 4) which selects assets to meet the anticipated cash flow requirements of the assumed liabilities. Allstate Life utilizes various modeling techniques in managing the relationship between assets and liabilities and employs strategies to maintain investments which are sufficiently liquid to meet obligations to contractholders in various interest rate scenarios.

 The Company monitors economic and regulatory developments which have the potential to impact its business. Currently there is proposed federal legislation which would permit banks greater participation in securities businesses, which could eventually present an increased level of competition for sales of the Company's annuity contracts. Furthermore, the federal government may enact changes which could possibly eliminate the tax-advantaged nature of annuities or eliminate consumers' need for tax deferral, thereby reducing the incentive for customers to purchase the Company's products. While it is not possible to predict the outcome of such issues with certainty, management evaluates the likelihood of various outcomes and develops strategies, as appropriate, to respond to such challenges.

  Certain reclassifications have been made to the prior year financial statements to conform to the presentation for the current year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 LIFE INSURANCE ACCOUNTING

  The Company writes long-duration insurance contracts with terms that are not fixed and guaranteed and single premium life insurance contracts, which are considered universal life-type contracts. The Company also sells long-duration contracts that do not involve significant risk of policyholder mortality or

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)
morbidity (principally single and flexible premium annuities, structured settlement annuities and supplemental contracts when sold without life contingencies) which are considered investment contracts. Limited payment contracts (policies with premiums paid over a period shorter than the contract period), primarily consist of structured settlement annuities and supplemental contracts when sold with life contingencies.

   TRADITIONAL LIFE

    The reserve for life insurance policy benefits, which relates to structured settlement annuities and supplementary contracts when sold with life contingencies, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as plan, year of issue and policy duration. Reserve interest rates ranged from 7.3% to 9.5% during 1995.

   UNIVERSAL LIFE-TYPE CONTRACTS

    Reserves for universal life-type contracts are established using the retrospective deposit method. Under this method, liabilities are equal to the account balance that accrues to the benefit of the policyholder.

   CONTRACTHOLDER FUNDS

    Contractholder funds arise from the issuance of individual contracts that include an investment component, including universal life-type contracts. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest accrued to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. During 1995, credited interest rates on contractholder funds ranged from 3.0% to 8.0% for those contracts with fixed interest rates and from 3.0% to 8.7% for those with flexible rates.

 SEPARATE ACCOUNTS

  The Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts. Assets and liabilities of the Separate Accounts represent funds of Northbrook Variable Annuity Account and Northbrook Variable Annuity Account II ("Separate Accounts"), unit investment trusts registered with the Securities and Exchange Commission. The assets of the Separate Accounts are carried at fair value. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the accompanying statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges, which are entirely ceded to Allstate Life.

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)
 REINSURANCE

  Premiums, contract charges, credited interest, and policy benefits are ceded and reflected net of such cessions in the statements of operations. Reinsurance recoverable and the related reserves for policy benefits and contractholder funds are reported separately in the statements of financial position.

 INVESTMENTS

  Fixed income securities include bonds and mortgage-backed securities. Fixed income securities are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are made to write down the value of fixed income securities for declines in value that are other than temporary. Such writedowns are included in realized capital gains and losses.

  Short-term investments are carried at cost which approximates fair value.

  Investment income consists primarily of interest, which is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Realized capital gains and losses are determined on a specific identification basis.

 INCOME TAXES

  The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. Deferred income taxes also arise from unrealized capital gains or losses on fixed income securities carried at fair value.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ACCOUNTING CHANGE

  Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of amortized cost or fair value, determined in the aggregate. Unrealized holding gains and losses are reflected as a separate component of shareholder's equity, net of deferred income taxes. The net effect of adoption of this statement increased shareholder's equity at December 31, 1993 by $747, with no impact on net income.

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)
4. RELATED PARTY TRANSACTIONS

 REINSURANCE

  The Company reinsures substantially all business with Allstate Life. Premiums and contract charges ceded to Allstate Life were $2,284 and $52,348 in 1995, $1,886 and $38,306 in 1994, and $2,688 and $22,446 in 1993. Credited interest, policy benefits and other expenses ceded to Allstate Life amounted to $229,525, $243,326, and $525,467 in 1995, 1994, and 1993, respectively. Investment income earned on the assets which support contractholder funds was excluded from the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

 BUSINESS OPERATIONS

  The Company utilizes services and business facilities owned or leased, and operated by Allstate in conducting its business activities. The Company reimburses Allstate for the operating expenses incurred by Allstate. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $5,341, $5,483 and $5,301 in 1995, 1994 and 1993, respectively.
Investment-related expenses are retained by the Company. All other costs are assumed by Allstate Life under reinsurance agreements.

 DEAN WITTER

  The Company and Allstate Life have formed a strategic alliance with Dean Witter to develop, market and distribute proprietary annuity and life insurance products through Dean Witter account executives. Dean Witter provides a portion of the funding for these products through loans to an affiliate of the Company.

  Under the terms of the strategic alliance, which is cancelable by either party, the Company has agreed to use Dean Witter as an exclusive distribution channel for the Company's products. Dean Witter is also the investment manager for the Dean Witter Variable Investment Series, the fund in which the assets of the Separate Accounts are invested.

5. INCOME TAXES

  Allstate Life and its life insurance subsidiaries, including the Company, will file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective subsidiaries, whether or not such benefits generated by the subsidiaries would be available on a separate return basis. The Corporation and its domestic subsidiaries, including the Company (the "Allstate Group"), will be eligible to file a consolidated tax return beginning in the year 2000.

  Prior to the Distribution, the Allstate Group joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). As a member of the

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)

Sears Tax Group, the Corporation was jointly and severally liable for the consolidated income tax liability of the Sears Tax Group. Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Allstate Group in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Company filed a separate return, except that items such as net operating losses, capital losses, foreign tax credits, or similar items which might not be immediately recognizable in a separate return, were allocated according to the Tax Sharing Agreement and reflected in the Company's provision to the extent that such items reduced the Sears Tax Group's federal tax liability.

  The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Tax Sharing Agreement with respect to the Company's federal income tax liability and taxes payable to or recoverable from the Sears Group.

  The components of the deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                                  1995    1994
                                                                 -------  -----
Deferred assets
  Unrealized net capital losses on fixed income securities...... $         $837
                                                                 -------  -----
    Total deferred assets.......................................            837
                                                                 -------  -----
Deferred liabilities
  Difference in tax bases of investments........................  (1,368)  (760)
  Unrealized net capital gains on fixed income securities.......  (1,430)
                                                                 -------  -----
    Total deferred liabilities..................................  (2,798)  (760)
                                                                 -------  -----
Net deferred (liability) asset.................................. $(2,798) $  77
                                                                 =======  =====

  The components of income tax expense are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                              1995   1994   1993
                                                             ------ ------  ----
Current..................................................... $1,078 $1,069  $641
Deferred....................................................    608   (114)  109
                                                             ------ ------  ----
Income tax expense.......................................... $1,686 $  955  $750
                                                             ====== ======  ====

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)

  The Company paid income taxes of $4,206, $4,219 and $1,175 in 1995, 1994 and 1993, respectively under the Tax Sharing Agreement. Included in these amounts are $2,651, $2,826 and $1,111 reimbursed to the Company by Allstate Life under the terms of reinsurance agreements for 1995, 1994 and 1993, respectively.

  The Company had income taxes payable to Allstate Life of $233 and $4,634 at December 31, 1995 and 1994, respectively.

  A reconciliation of the statutory federal income tax rate to the effective federal income tax rate is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              -----------------
                                                              1995  1994  1993
                                                              ----  ----  -----
Statutory federal income tax rate............................ 35.0% 35.0%  35.0%
Dividends received deduction.................................             (10.6)
Tax-exempt income............................................              (1.7)
Other........................................................ (0.3)  0.5    0.3
                                                              ----  ----  -----
  Effective federal income tax rate.......................... 34.7% 35.5%  23.0%
                                                              ====  ====  =====

6. INVESTMENTS

 FAIR VALUES

  The amortized cost, fair value and gross unrealized gains and losses for fixed income securities are as follows:

                                                              GROSS
                                                           UNREALIZED
                                                AMORTIZED -------------  FAIR
AT DECEMBER 31, 1995                              COST    GAINS  LOSSES  VALUE
--------------------                            --------- ------ ------ -------
U.S. government and agencies...................  $ 8,619  $  880 $      $ 9,499
Municipal......................................    1,583      83          1,666
Corporate......................................    4,967     349          5,316
Mortgage-backed securities.....................   43,973   3,003    228  46,748
                                                 -------  ------ ------ -------
    Totals.....................................  $59,142  $4,315 $  228 $63,229
                                                 =======  ====== ====== =======
                                                              GROSS
                                                           UNREALIZED
                                                AMORTIZED -------------  FAIR
AT DECEMBER 31, 1994                              COST    GAINS  LOSSES  VALUE
--------------------                            --------- ------ ------ -------
U.S. government and agencies...................  $ 9,619  $   49 $  825 $ 8,843
Municipal......................................    1,642      77      3   1,716
Corporate......................................    3,172             63   3,109
Mortgage-backed securities.....................   47,148      75  1,700  45,523
                                                 -------  ------ ------ -------
    Totals.....................................  $61,581  $  201 $2,591 $59,191
                                                 =======  ====== ====== =======

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)

 SCHEDULED MATURITIES

  The scheduled maturities for fixed income securities at December 31, 1995 are as follows:

                                                       AMORTIZED COST FAIR VALUE
                                                       -------------- ----------
      Due in one year or less.........................    $   270      $   272
      Due after one year through five years...........      3,021        3,182
      Due after five years through ten years..........      4,647        5,124
      Due after ten years.............................      7,231        7,903
                                                          -------      -------
                                                           15,169       16,481
      Mortgage-backed securities......................     43,973       46,748
                                                          -------      -------
          Total.......................................    $59,142      $63,229
                                                          =======      =======

  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

 UNREALIZED NET CAPITAL GAINS AND LOSSES


  Unrealized net capital gains and losses on fixed income securities included in shareholder's equity at December 31, 1995 are as follows:

                                                                 UNREALIZED NET
                                       AMORTIZED COST FAIR VALUE GAINS/(LOSSES)
                                       -------------- ---------- --------------
      Fixed income securities.........    $59,142      $63,229          $ 4,087
                                          =======      =======
      Deferred income taxes...........                                   (1,430)
                                                                        -------
          Total.......................                                  $ 2,657
                                                                        =======

  The change in unrealized net capital gains and losses for fixed income securities is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1994
                                                              -------  --------
      Fixed income securities................................ $ 6,477  $ (3,539)
      Deferred income taxes..................................  (2,267)    1,239
                                                              -------  --------
          Change in unrealized net capital gains and
           losses............................................ $ 4,210  $ (2,300)
                                                              =======  ========

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)

COMPONENTS OF INVESTMENT INCOME

  Investment income by type of investment is as follows:

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1995   1994   1993
                                                           ------ ------ ------
      Investment income:
        Fixed income securities........................... $4,633 $2,735 $2,793
        Short-term........................................    215    192    172
                                                           ------ ------ ------
      Investment income, before expense...................  4,848  2,927  2,965
      Investment expense..................................     66     46     31
                                                           ------ ------ ------
          Net investment income........................... $4,782 $2,881 $2,934
                                                           ====== ====== ======

REALIZED CAPITAL GAINS AND LOSSES

  Realized capital gains and losses on investments are as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              1995 1994   1993
                                                              ---- -----  -----
      Fixed income securities................................ $ 67 $(193) $ 323
      Income tax (expense) benefit........................... (23)    68   (113)
                                                              ---- -----  -----
      Net realized gains (losses)............................ $ 44 $(125) $ 210
                                                              ==== =====  =====

PROCEEDS FROM SALES OF FIXED INCOME SECURITIES

  The proceeds from sales of investments in fixed income securities, excluding calls, and related gross realized gains and losses are as follows:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                         ----------------------
                                                          1995   1994    1993
                                                         ------ ------  -------
      Proceeds.......................................... $5,423 $1,256  $14,279
                                                         ====== ======  =======
      Gross realized gains.............................. $   67         $   318
      Gross realized losses.............................        $ (179)     (34)
                                                         ------ ------  -------
      Net realized gains (losses)....................... $   67 $ (179) $   284
                                                         ====== ======  =======

SECURITIES ON DEPOSIT

  At December 31, 1995, fixed income securities with a carrying value of $8,041 were on deposit with regulatory authorities as required by law.

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)

7. FINANCIAL INSTRUMENTS

  In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The assets and liabilities of the Separate Accounts are carried at the fair value of the funds in which the assets are invested. The fair value of all financial assets other than fixed income securities and all liabilities other than contractholder funds approximates their carrying value as they are short-term in nature.

  Fair values for fixed income securities are based on quoted market prices. The December 31, 1995 and 1994 fair values and carrying values of fixed income securities are discussed in Note 6.

  The fair value of contractholder funds related to investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the fund balance less surrender charge. The fair value of immediate annuities and annuities without life contingencies with fixed terms are estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and duration. Contractholder funds on investment contracts had a carrying value of $2,294,536 at December 31, 1995 and a fair value of $2,274,053. The carrying value and fair value at December 31, 1994 were $2,738,823 and $2,685,448, respectively.

8. STATUTORY FINANCIAL INFORMATION

  The following tables reconcile net income and shareholder's equity as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                            NET INCOME
                                                       YEAR ENDED DECEMBER
                                                               31,
                                                       ----------------------
                                                        1995    1994    1993
                                                       ------  ------  ------
      Balance per generally accepted accounting
       principles..................................... $3,163  $1,733  $2,507
        Income taxes..................................    (88)   (114)    825
        Non-admitted assets and statutory reserves....   (775)    (27)    (91)
                                                       ------  ------  ------
      Balance per statutory accounting principles..... $2,300  $1,592  $3,241
                                                       ======  ======  ======

                                                               SHAREHOLDER'S
                                                              EQUITY DECEMBER
                                                                    31,
                                                              ----------------
                                                               1995     1994
                                                              -------  -------
      Balance per generally accepted accounting principles... $76,875  $69,502
        Income taxes.........................................  (1,614)     (77)
        Unrealized net capital gains (losses)................  (4,087)   2,390
        Non-admitted assets and statutory reserves...........   1,891   (1,086)
                                                              -------  -------
      Balance per statutory accounting principles............ $73,065  $70,729
                                                              =======  =======

                     NORTHBROOK LIFE INSURANCE COMPANY

                             ($ IN THOUSANDS)
 PERMITTED STATUTORY ACCOUNTING PRACTICES

  The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the insurance department of the State of Illinois. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus or risk-based capital.

 DIVIDENDS

  The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1996 without prior approval of both the Illinois and California Departments of Insurance is $7,057.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            SCHEDULE IV--REINSURANCE

                                ($ IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 1995

                                                      GROSS              NET
                                                      AMOUNT   CEDED    AMOUNT
                                                     -------- -------- --------
Life insurance in force............................. $610,478 $610,478 $
                                                     ======== ======== ========
Premiums and contract charges:
  Life and annuities................................ $ 54,632 $ 54,632 $
                                                     ======== ======== ========

                          YEAR ENDED DECEMBER 31, 1994

                                                      GROSS              NET
                                                      AMOUNT   CEDED    AMOUNT
                                                     -------- -------- --------
Life insurance in force............................. $661,356 $661,356 $
                                                     ======== ======== ========
Premiums and contract charges:
  Life and annuities................................ $ 40,192 $ 40,192 $
                                                     ======== ======== ========

                          YEAR ENDED DECEMBER 31, 1993

                                                      GROSS              NET
                                                      AMOUNT   CEDED    AMOUNT
                                                     -------- -------- --------
Life insurance in force............................. $702,975 $702,975 $
                                                     ======== ======== ========
Premiums and contract charges:
  Life and annuities................................ $ 25,134 $ 25,134 $
                                                     ======== ======== ========

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

          (1) The financial statements filed as part of this Report are listed in Item 8.

          (2)  Financial Statement Schedules

               Schedule IV - Reinsurance       page 23

          (3)  Exhibits

               None

                                 SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NORTHBROOK LIFE INSURANCE COMPANY


                                                  By /s/  Louis G. Lower, II
                                                    --------------------------
                                                          Louis G. Lower, II
                                         Chief  Executive Officer  and  Chairman
                                                   (Principal Executive Officer)

                                                  Date    March 29, 1996
                                                      ------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                  By /s/  Louis G. Lower, II
                                                    --------------------------
                                                          Louis G. Lower, II
                                         Chief  Executive Officer  and  Chairman
                                                   (Principal Executive Officer)

                                                  Date    March 29, 1996
                                                      ------------------------


                                                  By /s/  Barry S. Paul
                                                    --------------------------
                                                          Barry S. Paul
                                     Assistant  Vice  President  and  Controller
                                                      (Chief Accounting Officer)

                                                  Date    March 29, 1996
                                                      ------------------------