Form 10-Q
period 1996-03-31
NORTHBROOK LIFE INSURANCE CO
filed 1996-05-15
CIK 716791

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1996

                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-90272
                        33-84480
                        33-50884

                       NORTHBROOK LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


      ILLINOIS                                     36-3001527
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                               3100 Sanders Road
                           Northbrook, Illinois 60062
                    (Address of principal executive offices)
                                   (Zip Code)

                                  847/402-2400
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                                 if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes../X/..      No

    Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1996; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position
            March 31, 1996 (Unaudited) and December 31, 1995      3

            Statements of Operations
            Three Months Ended March 31, 1996
            and March 31, 1995 (Unaudited)                        4

            Statements of Cash Flows
            Three Months Ended March 31, 1996
            and March 31, 1995 (Unaudited)                        5

            Notes to Financial Statements                         6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7


                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings                                      9

Item 2.    Changes in Securities                                  9

Item 3.    Defaults Upon Senior Securities                        9

Item 4.    Submission of Matters to a Vote of Security Holders    9

Item 5.    Other Information                                      9

Item 6.    Exhibits and Reports on Form 8-K                      10

Signature Page                                                   11

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION


                                                        March 31,         December 31,
($ in thousands)                                          1996                1995
                                                      (Unaudited)
Assets
  Investments
   Fixed income securities
     Available for sale, at fair value
       (amortized cost $55,377 and $59,142)            $   57,289         $   63,229
   Short-term                                              11,608              8,049

     Total investments                                     68,897             71,278

  Reinsurance recoverable from Allstate Life
    Insurance Company                                   2,589,073          2,636,981
  Cash                                                         59                 87
  Net receivable from Allstate Life Insurance
    Company                                                 8,596              6,183
  Other assets                                              2,832              2,164
  Separate Accounts                                     3,603,983          3,354,910

     Total assets                                      $6,273,440         $6,071,603

Liabilities
  Reserve for life insurance policy
    benefits                                           $  139,533         $  139,509
  Contractholder funds                                  2,451,004          2,497,278
  Income taxes payable                                        625                233
  Deferred income taxes                                     2,061              2,798
  Separate Accounts                                     3,603,983          3,354,910

     Total liabilities                                  6,197,206          5,994,728

Shareholder's equity
  Common stock ($100 par value, 25,000 shares
    authorized, issued and outstanding)                     2,500              2,500
  Additional capital paid-in                               56,600             56,600
  Unrealized net capital gains                              1,243              2,657
  Retained income                                          15,891             15,118

     Total shareholder's equity                            76,234             76,875

     Total liabilities and
       shareholder's equity                            $6,273,440         $6,071,603




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS


                                   Three Months Ended
                                        March 31,
($ in thousands)                    1996        1995
                                   ------      ------
                                       (Unaudited)
Revenues
 Net investment income           $ 1,220     $ 1,217
 Realized capital gains
  and losses                         (31)         67

Income before income taxes         1,189       1,284

Income tax expense                   416         453

Net income                        $  773      $  831




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                        March 31,
($ in thousands)                                    1996          1995
                                                  -------       -------
                                                       (Unaudited)
Cash flows from operating activities
  Net income                                     $   773       $   831
  Adjustments to reconcile net income to net
    cash from operating activities
      Net realized capital losses (gains)             31           (67)
      Amortization and other non-cash items           63           144
      Net change in reserve for policy
        benefits and contractholder funds          1,658            (8)
      Change in deferred income taxes                 23         1,130
      Changes in other operating assets and
        liabilities                               (2,781)       (3,697)

  Net cash from operating activities                (233)       (1,667)


Cash flows from investing activities
  Fixed income securities available for sale
    Proceeds from sales                            3,522         5,422
    Investment collections                         1,319           792
    Investment purchases                          (1,077)       (5,790)
  Change in short-term investments, net           (3,559)        1,231

    Net cash from investing activities               205         1,655


Net (decrease) in cash                               (28)          (12)
Cash at beginning of period                           87            59

Cash at end of period                            $    59       $    47




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
($ in thousands)



1.   Basis of Presentation

          Northbrook Life Insurance Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation.

          The statements of financial position as of March 31, 1996, the statements of operations for the three-month periods ended March 31, 1996 and 1995 and the statements of cash flows for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1995. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

          To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.

2.   Reinsurance

          The Company reinsures substantially all business with Allstate Life. Premiums and contract charges ceded to Allstate Life were $385 and $13,598 for the three-month period ended March 31, 1996 and $889 and $11,435 for the three-month period ended March 31, 1995. Credited interest, policy benefits and other expenses ceded to Allstate Life amounted to $53,367 and $61,185 for the three-month periods ended March 31, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds was excluded from the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

          Included in Reinsurance recoverable from Allstate Life are fixed income securities with a carrying value of $10,086 and $10,327 at March 31, 1996 and December 31, 1995, respectively. These securities support qualified contract liabilities issued in conjunction with certain retirement plans. Under the terms of the modified coinsurance agreement, the income related to these securities is ceded to Allstate Life, and is, therefore, not included in the Company's statements of operations.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


GENERAL

The following highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part II. Item 8 along with the discussion and analysis found under Part II. Item 7 of the Northbrook Life Insurance Company Annual Report on Form 10-K.

The Company, which is wholly owned by Allstate Life Insurance Company ("Allstate Life"), issues single and flexible premium fixed annuity contracts and universal life insurance policies. In addition, the Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as the assets and liabilities of the Separate Accounts. Dean Witter Reynolds is the sole distributor of the Company's products and also manages the funds in which the assets of the Separate Accounts are invested.

The Company reinsures all of its annuity deposits and life insurance in force with Allstate Life. Accordingly, the financial results reflected in the Company's statements of operations do not include income related to those assets that are transferred to Allstate Life or fixed income securities relating to policies subject to a modified coinsurance agreement.

Separate account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Account investments accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

                                                Three Months
                                               Ended March 31,

                                               1996      1995
                                              -------   -------
($ IN THOUSANDS)

Net investment income.......................  $ 1,220   $ 1,217
                                              =======   =======
Realized capital (losses) gains, after tax..  $   (20)  $    44
                                              =======   =======
Net income..................................  $   773   $   831
                                              =======   =======
Invested assets, at amortized cost..........  $66,985   $63,432
                                              =======   =======

Pre-tax net investment income of $1.2 million for the three-month period ended March 31, 1996 was essentially unchanged when compared to the same period in 1995. Income on an increased level of invested assets at amortized cost, $67 million at March 31, 1996 compared to $63.4 million at March 31, 1995, was partially offset by an increase in investment expense, as well as a decline in the overall portfolio yield as yields on the reinvestment of proceeds from calls and maturities over the last few years were less than the average portfolio rate.

Net realized capital losses after tax were $20 thousand for the three-month period ended March 31, 1996 compared to net realized capital gains after tax of $44 thousand in the same period of 1995. Realized capital losses in 1996 are primarily related to the disposition of certain mortgage-backed securities, the proceeds of which were used to acquire higher yielding investments.

Net income decreased 7.0% to $773 thousand during the first three months of 1996 from $831 thousand for the same period in 1995. This decrease is primarily attributable to the net capital gain (loss) activity during the first three months of both periods.


FINANCIAL POSITION

At March 31, 1996 unrealized net capital gains were $1.9 million compared to $4.1 million at December 31, 1995. The decrease in unrealized net capital gains is primarily attributable to increasing interest rates.

Contractholder funds decreased by $46 million and reinsurance recoverable from Allstate Life under reinsurance treaties decreased by $48 million, reflecting policyholder transfers from fixed annuities to variable annuities and fixed annuity surrenders. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

Separate Account assets and liabilities increased by $249 million attributable to sales of variable annuities, the favorable investment performance of the Separate Account funds, and the policyholder transfers previously described.


LIQUIDITY AND CAPITAL RESOURCES

Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance in force, excluding Separate Account assets and fixed income securities relating to policies subject to the modified coinsurance agreement, are transferred to Allstate Life which maintains the investment portfolios that support the Company's products.

                          PART II - Other Information



Item 1.  Legal Proceedings


         The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.


Item 2.  Changes in Securities


         Not applicable.


Item 3.  Defaults Upon Senior Securities


         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders


         Not applicable.


Item 5.  Other Information


         Not applicable.

Item 6. Exhibits and Reports on Form 8-K


   (a)  Exhibits required by Item 601 of Regulation S-K

      (2)     None
      (3) (i) Articles of Incorporation*
         (ii) By-laws*
      (4) Form of Northbrook Life Insurance Company Flexible Premium Deferred Annuity Contract and Application**
     (10) (i) Reinsurance Agreement between Northbrook
              Life Insurance Company and Allstate Life
              Insurance Company***
        (ii)  Modified Coinsurance Agreement between
              Northbrook Life Insurance Company and Allstate Life Insurance Company****
     (11)     None
     (15)     None
     (18)     None
     (19)     None
     (22)     None
     (23) (a) Consent of Independent Public Accountants*****
          (b) Consent of Attorneys******
     (24)     None
     (27)     Financial Data Schedule
     (99)     None

   (b)  Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1996.

* Previously filed in Form N-4 Registration Statement No. 33-35412 dated June 14, 1990 and incorporated by reference.

**    Previously filed in Form S-1 Registration Statement No. 33-90272 dated March 13, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-67352 dated August 12, 1993 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-50884 dated August 14, 1992 and incorporated by reference.

***   Previously filed in Form S-1 Registration Statement No. 33-39268 dated March 6, 1991 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No. 33-84480 dated March 8, 1995 and incorporated by reference.

***** Previously filed in Form S-1 Registration Statement No. 33-90272 dated April 2, 1996 and incorporated by reference.

******Previously filed in Form S-1 Registration Statement No. 33-90272 dated March 13, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-50884 dated August 14, 1992 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-84480 dated September 28, 1994 and incorporated by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Northbrook Life Insurance Company
                              (Registrant)



DATE  May 14, 1996                    /s/ MICHAEL J. VELOTTA*
      ------------                    ----------------------
                                      LOUIS G. LOWER, II
                                      CHAIRMAN OF THE BOARD OF DIRECTORS
                                         and CHIEF EXECUTIVE OFFICER
                                      (Principal Executive Officer)



DATE MAY 14, 1996                     /s/ BARRY S. PAUL
     ------------                     -----------------
                                      BARRY S. PAUL
                                      ASSISTANT VICE PRESIDENT
                                         and CONTROLLER
                                      (Chief Accounting Officer)



*by Michael J. Velotta, Vice President, Secretary and General Counsel pursuant to Powers of Attorney dated February 9, 1996, previously filed with Form S-1 Registration Statement, File No. 33-84480 filed April 4, 1996; Form S-1 Registration Statement, File No. 33-50884 filed April 4, 1996; and Form S-1 Registration Statement, File No. 33-90272 filed April 2, 1996, copies attached hereto.

                               POWER OF ATTORNEY

             WITH RESPECT TO THE NORTHBROOK LIFE INSURANCE COMPANY
                            CUSTOM ANNUITY CONTRACT



          Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorney-in-fact, with power of substitution, and his in any and all capacities, to sign any registration statements and amendments thereto for the Northbrook Life Insurance Company Custom Annuity Contract and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.



                             February 9, 1996
                             ----------------
                             Date



                             /s/ LOUIS G. LOWER, II
                             ---------------------
                             Louis G. Lower, II
                             Chairman of the Board of Directors
                               & Chief Executive Officer

                               POWER OF ATTORNEY

             WITH RESPECT TO THE NORTHBROOK LIFE INSURANCE COMPANY
                          CUSTOM ANNUITY PLUS CONTRACT



          Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorney-in-fact, with power of substitution, and his in any and all capacities, to sign any registration statements and amendments thereto for the Northbrook Life Insurance Company Custom Annuity Plus Contract and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.



                             February 9, 1996
                             ----------------
                             Date


                             /s/ LOUIS G. LOWER, II
                             ----------------------
                             Louis G. Lower, II
                             Chairman of the Board of Directors
                               & Chief Executive Officer

                               POWER OF ATTORNEY

             WITH RESPECT TO THE NORTHBROOK LIFE INSURANCE COMPANY
                              SAM ANNUITY CONTRACT



          Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorney-in-fact, with power of substitution, and his in any and all capacities, to sign any registration statements and amendments thereto for the Northbrook Life Insurance Company SAM Annuity Contract and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.



                             February 9, 1996
                             ----------------
                             Date


                             /s/ LOUIS G. LOWER, II
                             ---------------------
                             Louis G. Lower, II
                             Chairman of the Board of Directors
                               & Chief Executive Officer