Form 10-Q
period 1996-06-30
NORTHBROOK LIFE INSURANCE CO
filed 1996-08-13
CIK 716791

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

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

Yes../X/..      No

    Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1996; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial Statements

          Statements of Financial Position As Of
          June 30, 1996(Unaudited)and December 31, 1995                        3

          Statements of Operations
          Three Months Ended June 30, 1996
          and June 30, 1995 (Unaudited)
          Six Months Ended June 30, 1996
          and June 30, 1995 (Unaudited)                                        4

          Statements of Cash Flows
          Six Months Ended June 30, 1996
          and June 30, 1995(Unaudited)                                         5

          Notes to Financial Statements                                        6

Item  2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        7

                          PART II - OTHER INFORMATION


Item  1.   Legal Proceedings                                                   9

Item  2.   Changes in Securities                                               9

Item  3.   Defaults Upon Senior Securities                                     9

Item  4.   Submission of Matters to a Vote of Security Holders                 9

Item  5.   Other Information                                                   9

Item  6.   Exhibits and Reports on Form 8-K                                    9

Signature Page

                       NORTHBROOK LIFE INSURANCE COMPANY

                       STATEMENTS OF FINANCIAL POSITION

                                               June 30,    December 31,
($ in thousands)                                 1996          1995
                                              (Unaudited)
Assets
  Investments
    Fixed income securities available
     for sale, at fair value
     (amortized cost $63,703 and $59,142)     $   64,586   $   63,229
    Short-term                                     5,377        8,049

      Total investments                           69,963       71,278

  Reinsurance recoverable from Allstate
   Life Insurance Company                      2,547,461    2,636,981
  Cash                                                 8           87
  Net receivable from Allstate Life
   Insurance Company                               5,053        6,183
  Other assets                                     2,816        2,164
  Separate Accounts                            3,826,667    3,354,910

      Total assets                            $6,451,968   $6,071,603

Liabilities
  Reserve for life insurance policy
   benefits                                   $  140,360   $  139,509
  Contractholder funds                         2,406,857    2,497,278
  Income taxes payable                                18          233
 Deferred income taxes                             1,724        2,798
  Separate Accounts                            3,826,667    3,354,910

      Total liabilities                        6,375,626    5,994,728

Shareholder's equity
  Common stock, $100 par value, 25,000
   shares authorized, issued and
   outstanding                                     2,500        2,500
  Additional capital paid-in                      56,600       56,600
   Unrealized net capital gains                      574        2,657
  Retained income                                 16,668       15,118

      Total shareholder's equity                  76,342       76,875

      Total liabilities and
       shareholder's equity                   $6,451,968   $6,071,603




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS




                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
($ in thousands)                                 1996      1995           1996      1995
                                                   (Unaudited)             (Unaudited)

Revenues
   Net investment income                        $1,187    $1,192         $2,407    $2,409
   Realized capital gains
     and losses                                      9         0            (22)       67

Income before income taxes                       1,196     1,192          2,385     2,476

Income tax expense                                 419       421            835       874

Net income                                      $  777    $  771         $1,550    $1,602



See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS




                                                             Six Months Ended
                                                                June 30,
($ in thousands)                                             1996       1995
                                                                (Unaudited)
Cash flows from operating activities
  Net income                                               $  1,550   $  1,602
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Realized capital gains and losses                           22        (67)
     Depreciation, amortization and other
       non-cash items                                           303        317
     Net change in reserve for policy
       benefits and contractholder funds                        (50)    11,051
     Change in deferred income taxes                             47        575
     Changes in other operating assets and
       liabilities                                             (112)   (15,296)

 Net cash provided by operating
   activities                                                 1,760     (1,818)


Cash flows from investing activities
  Fixed income securities available for sale
   Proceeds from sales                                        2,320      5,423
   Investment collections                                     4,510      3,511
   Investment purchases                                     (11,341)    (8,476)
 Change in short-term investments, net                        2,672      1,402

   Net cash used in investing activities                     (1,839)     1,860


Net (decrease) increase in cash                                 (79)        42
Cash at beginning of period                                      87         59

Cash at end of period                                      $      8   $    101




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS

(Unaudited)
($ in thousands)

1.   Basis of Presentation

          Northbrook Life Insurance Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation.

          The statements of financial position as of June 30, 1996, the statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the statements of cash flows for the six-month periods then ended are unaudited. These interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.

2.   Reinsurance

          The Company reinsures substantially all business with Allstate Life. Premiums and contract charges ceded to Allstate Life were $948 and $28,812 for the six-month period ended June 30, 1996 and $1,278 and $22,974 for the six-month period ended June 30, 1995. Credited interest, policy benefits and other expenses ceded to Allstate Life amounted to $108,832 and $113,179 for the six-month periods ended June 30, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds was excluded from the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

          Included in Reinsurance recoverable from Allstate Life are fixed income securities with a carrying value of $8,818 and $10,327 at June 30, 1996 and December 31, 1995, respectively. These securities support qualified contract liabilities issued in conjunction with certain retirement plans. Under the terms of the modified coinsurance agreement, the income related to these securities is ceded to Allstate Life, and is, therefore, not included in the Company's statements of operations.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


GENERAL

          The following highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements thereto found under Items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10-K.

          The Company, which is wholly owned by Allstate Life Insurance Company ("Allstate Life"), issues single and flexible premium fixed annuity contracts. In addition, the Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as the assets and liabilities of the Separate Accounts. Dean Witter Reynolds Inc. is the sole distributor of the Company's products and Dean Witter InterCapital Inc. manages the funds in which the assets of the Separate Accounts are invested.

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


RESULTS OF OPERATIONS

                                     Three Months          Six Months
                                    Ended June 30,       Ended June 30,
                                    1996      1995       1996      1995
                                   ($ IN THOUSANDS)     ($ IN THOUSANDS)

Net investment income..........   $ 1,187    $ 1,192    $ 2,407   $ 2,409

Realized capital gains and
  losses, after tax............   $     6    $     0    $   (14)  $    44

Net income.....................   $   777    $   771    $ 1,550   $ 1,602

Invested assets, at amortized
  cost.........................   $69,080    $63,286    $69,080   $63,286

     Pre-tax net investment income of $1.2 million and $2.4 million for the three-and six-month periods ended June 30, 1996, respectively, was essentially unchanged when compared to the same periods in 1995. Income on a greater amount of invested assets at amortized cost was offset by an increase in investment expense, as well as a decline in the overall portfolio yield as proceeds from calls and maturities were reinvested in securities yielding less than the average portfolio rate.


FINANCIAL POSITION

     At June 30, 1996 unrealized net capital gains before tax were $.9 million compared to $4.1 million at December 31, 1995. The decrease in unrealized gains in the fixed income portfolio is due to effect of rising interest rates.

     Contractholder funds decreased by $90.4 million as compared to December 31, 1995 and reinsurance recoverable from Allstate Life under reinsurance treaties decreased by $89.5 million as compared to December 31, 1995, reflecting policyholder transfers from fixed annuity contracts to variable annuity contracts and fixed annuity contract surrenders. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

     Separate Account assets and liabilities increased by $471.8 million as compared to December 31, 1995. The increases were attributable to increased sales of deferred variable annuity contracts, favorable investment performance of the Separate Account funds, and policyholder transfers previously described.

LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance inforce, excluding Separate Account assets and fixed income securities relating to policies subject to the modified coinsurance agreement, are transferred to Allstate Life which maintains the investment portfolios that support the Company's products.

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

   (b)  Reports on 8-K

              No reports on Form 8-K were filed during the second quarter of 1996.

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



                       Northbrook Life Insurance Company
                              (Registrant)



DATE   August 13, 1996               /s/ LOUIS G. LOWER, II
    ------------------------         -----------------------------
                                     LOUIS G. LOWER, II
                                     CHAIRMAN OF THE BOARD OF DIRECTORS
                                        and CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)



DATE   August 13, 1996                /s/ BARRY S. PAUL
    ------------------------          ----------------------------
                                      BARRY S. PAUL
                                      ASSISTANT VICE PRESIDENT
                                        and CONTROLLER
                                      (Chief Accounting Officer)