Form 10-Q
period 1996-09-30
NORTHBROOK LIFE INSURANCE CO
filed 1996-11-14
CIK 716791

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1996; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                     PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position As Of
            September 30, 1996(Unaudited)and December 31, 1995         3

            Statements of Operations
            Three Months Ended September 30, 1996
            and September 30, 1995 (Unaudited)
            Nine Months Ended September 30, 1996
            and September 30, 1995 (Unaudited)                        4

            Statements of Cash Flows
            Nine Months Ended September 30, 1996
            and September 30, 1995(Unaudited)                          5

            Notes to Financial Statements                              6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               7


                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                             9

Item 2.   Changes in Securities                                         9

Item 3.   Defaults Upon Senior Securities                               9

Item 4.   Submission of Matters to a Vote of Security Holders           9

Item 5.   Other Information                                             9

Item 6.   Exhibits and Reports on Form 8-K                              9

Signature Page

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION


                                                                                September 30,          December 31,
                                                                                     1996                  1995
($ in thousands)                                                                 (Unaudited)
Assets
  Investments
    Fixed income securities available for sale, at
      fair value (amortized cost $63,728 and $59,142)                                 $     64,781          $     63,229
    Short-term                                                                               6,318                 8,049

          Total investments                                                                 71,099                71,278

  Reinsurance recoverable from Allstate Life
     Insurance Company                                                                   2,516,065             2,636,981
  Cash                                                                                          55                    87
  Net receivable from Allstate Life Insurance Company                                        4,173                 6,183
  Other assets                                                                               3,867                 2,164
  Separate Accounts                                                                      3,998,290             3,354,910

          Total assets                                                                  $6,593,549            $6,071,603

Liabilities
  Reserve for life insurance policy benefits                                           $   141,303           $   139,509
  Contractholder funds                                                                   2,374,764             2,497,278
  Current income taxes                                                                         182                   233
  Deferred income taxes                                                                      1,739                 2,798
  Separate Accounts                                                                      3,998,290             3,354,910

          Total liabilities                                                              6,516,278             5,994,728

Shareholder's equity
  Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                                                     2,500                 2,500
  Additional capital paid-in                                                                56,600                56,600
  Unrealized net capital gains                                                                 684                 2,657
  Retained income                                                                           17,487                15,118

          Total shareholder's equity                                                        77,271                76,875

          Total liabilities and shareholder's equity                                    $6,593,549            $6,071,603



See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,

($ in thousands)                                             1996             1995             1996             1995

                                                                 (Unaudited)                      (Unaudited)

Revenues
  Net investment income                                       $   1,243        $   1,311        $   3,650        $   3,720
  Realized capital gains and losses                                   -                -             (22)               67

Income from operations before income tax
   expense                                                        1,243            1,311            3,628            3,787

Income tax expense                                                  424              440            1,259            1,314

Net income                                                    $     819       $      871        $   2,369        $   2,473
                                                              ---------       ----------        ---------        ---------























See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS


                                                                                             Nine Months Ended
                                                                                              September 30,

($ in thousands)                                                                          1996               1995

                                                                                                (Unaudited)


Cash flows from operating activities
   Net income                                                                               $   2,369          $    2,473
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation, amortization and other non-cash items                                      571                 563
         Realized capital losses and (gains)                                                       22                (67)
         Net change in reserve for policy benefits and
            contractholder funds                                                                  196               (859)
         Change in deferred income taxes                                                            1             (2,744)
         Changes in other operating assets and liabilities                                     ( 421)                 395

              Net cash provided by (used in)  operating activities                             2,738                (239)

Cash flows from investing activities
   Fixed income securities available for sale
         Proceeds from sales                                                                    2,320               5,423
         Investment collections                                                                 5,873               4,864
         Investment purchases                                                                (12,694)             (8,575)
   Change in short-term investments, net                                                        1,731             (1,532)

              Net cash (used in) provided by investing activities                             (2,770)                 180

Net (decrease) in cash                                                                           (32)                (59)
Cash at beginning of period                                                                        87                  59
                                                                                          -----------       -------------
Cash at end of period                                                                     $        55       $           0
                                                                                          -----------       -------------











See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.    Basis of Presentation

       Northbrook Life Insurance Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation.

       The financial statements and notes as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited. These interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

       To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.

2.     Reinsurance

       The Company reinsures substantially all business with Allstate Life. Premiums and contract charges ceded to Allstate Life were $1.17 million and $44.23 million for the nine-month period ended September 30, 1996 and $2.18 million and $34.56 million for the nine-month period ended September 30, 1995. Credited interest, policy benefits and other expenses ceded to Allstate Life amounted to $161.74 million and $172.25 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds was excluded from the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

       Included in Reinsurance recoverable from Allstate Life are fixed income securities with a carrying value of $8.83 million and $10.33 million at September 30, 1996 and December 31, 1995, respectively. These securities support qualified contract liabilities issued in conjunction with certain retirement plans. Under the terms of the modified coinsurance agreement, the income related to these securities is ceded to Allstate Life, and is, therefore, not included in the Company's statements of operations.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


GENERAL

      The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements and notes thereto found under Items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1995.

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

      The Company reinsures all of its fixed annuity deposits and life insurance in force with Allstate Life. Accordingly, the financial results reflected in the Company's statements of operations do not include income related to those assets that are transferred to Allstate Life or fixed income securities relating to policies subject to a modified coinsurance agreement.

      Separate Account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Account investments accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.



RESULTS OF OPERATIONS

                                                            Three Months                Nine Months
                                                          Ended September 30,          Ended September 30,
($ in thousands)                                           1996         1995           1996       1995

Net investment income                                    $  1,243    $  1,311          $  3,650   $ 3,720

Realized capital gains and losses,
  after tax                                              $     -     $     -           $    (14)  $    67

Net income                                               $    819    $    871          $  2,369  $  2,473

Invested assets, at amortized cost                         $70,046     $65,003           $70,046   $65,003
                                                          -------      -------          --------   --------

      Pre-tax net investment income decreased 5.2% to $1.24 million for the third quarter of 1996 compared to $1.31 million for the same period in 1995. For the nine-month period ended September 30, 1996, pre-tax net investment income decreased slightly compared with the same period in 1995. Income on a greater amount of invested assets at amortized cost was offset by an increase in investment expense. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operations were reinvested in securities yielding less than the average portfolio rate.


FINANCIAL POSITION

      Total investments at September 30, 1996 decreased $18 thousand to $71.10 million from $71.28 million at December 31, 1995 as positive cash flows generated from operations were offset by a decrease of $3.03 million in the unrealized gain on the fixed income securities portfolio. The decrease in unrealized gains in the fixed income securities portfolio was due to the effect of rising interest rates.

      Contractholder funds decreased by $122.51 million as compared to December 31, 1995 and reinsurance recoverable from Allstate Life under reinsurance treaties decreased by $120.92 million as compared to December 31, 1995, reflecting fixed annuity contract surrenders, withdrawals and policyholder transfers from fixed annuity contracts to variable annuity contracts. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

      Separate Account assets and liabilities increased by $643.38 million as compared to December 31, 1995. The increases were attributable to increased sales of flexible premium deferred variable annuity contracts, favorable investment performance of the Separate Account investment portfolios, and policyholder transfers previously described.


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

    (b)  Reports on 8-K

               No reports on Form 8-K were filed during the third quarter of 1996.

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

***   Previously filed in Form S-1 Registration Statement No. 33-39268 dated March 6, 1991 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No. 33-84480 dated March 8, 1995 and incorporated by reference.

***** Previously filed in Form S-1 Registration Statement No. 33-90272 dated April 2, 1996 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-84480 dated April 4, 1996 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-50884 dated April 4, 1996 and incorporated by reference.

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



                           Northbrook Life Insurance Company
                                    (Registrant)



    November 13, 1996             /s/ LOUIS G. LOWER, II
    ------------------------         ----------------------
    Date                             LOUIS G.  LOWER, II
                                     CHAIRMAN OF THE BOARD OF DIRECTORS
                                     and CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)




     November 13, 1996              /s/KEVIN R. SLAWIN
     ------------------------         ----------------------
     Date                             KEVIN R. SLAWIN
                                      DIRECTOR and VICE PRESIDENT
                                      (Chief Accounting Officer)