Form 10-K405
period 1996-12-31
NORTHBROOK LIFE INSURANCE CO
filed 1997-03-31
CIK 716791

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended December 31, 1996  Commission file numbers: 33-50884
                      -----------------                           ----------
                                                                  33-84480
                                                                  ----------
                                                                  33-90272
                                                                  ----------

                       Northbrook Life Insurance Company
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

            Illinois                                      36-300152
            ---------                                     -----------
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

               Yes       x                  No
                      ---------                     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 31, 1996, there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                       NORTHBROOK LIFE INSURANCE COMPANY
        (A wholly owned subsidiary of Allstate Life Insurance Company)

                      Annual Report for 1996 On Form 10-K

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
PART I

Item 1.       Business**............................................  3
Item 2.       Properties**..........................................  4
Item 3.       Legal Proceedings.....................................  4
Item 4.       Submission of Matters to a Vote of Security Holders*..N/A

PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters...........................  5
Item 6.       Selected Financial Data...............................N/A
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................  5
Item 8.       Financial Statements and Supplementary Data...........  9
Item 9.       Disagreements on Accounting and Financial Disclosure..N/A

PART III

Item 10.      Directors and Executive Officers of the Registrant*...N/A
Item 11.      Executive Compensation................................N/A
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management*...........................................N/A
Item 13.      Certain Relationships and Related Transactions*.......N/A

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K................................... 10

Index to Financial Statement Schedules..............................  9
Signatures.......................................................... 11

*  Omitted pursuant to General Instruction I(2) of Form 10-K.
** Item prepared in accordance with General Instruction I(2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

        Northbrook Life Insurance Company (hereinafter "Northbrook Life" or the "Company"), incorporated in 1978 as a stock life insurance company under the laws of the State of Illinois, has done business continuously since that time as "Northbrook Life Insurance Company."

        Northbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life" or "ALIC"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("Allstate" or "AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

        Northbrook Life's operations consist of one business segment which is the sale of life insurance and annuity products.

        Northbrook Life and Allstate Life entered into reinsurance agreements, effective December 31, 1987, under which Northbrook Life reinsures substantially all of its business with Allstate Life. Under the agreements, purchase payments under all general account contracts are transferred to Allstate Life and become invested with the assets of Allstate Life, and Allstate Life accepts 100% of the liability under such contracts. However, the obligations of Allstate Life under the reinsurance agreement are to the Company. In addition, assets of the Company that relate to insurance in-force excluding separate account assets and, beginning in 1995, assets related to certain market value adjusted annuity contracts under employee benefit plans, are transferred to Allstate Life. Therefore, the funds necessary to support the operations of the Company are provided by Allstate Life and the Company is not required to obtain additional capital to support in-force or future business.

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

        Northbrook Life's and Allstate Life's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. Of Allstate Life's consolidated invested assets of $28,037 million on December 31, 1996, 82.3% was invested in fixed income securities, 3.0% in equities, 10.9% in mortgage loans, and 3.8% in real estate, short-term investments and other assets.

        Northbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 1,700 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to Allstate Life which automatically reinsures all net business of Northbrook Life. A.M. Best Company also assigns Northbrook Life the rating of A+(r) because Northbrook Life automatically reinsures all business with Allstate Life. Standard & Poor's Insurance Rating Services assigns AA+ (Excellent) to the Company's claims-paying ability and Moody's Investors Service assigns an Aa3 (excellent) financial strength rating to the Company. Northbrook Life shares the same ratings of its parent, Allstate Life.

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

        Northbrook Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Northbrook Life Separate Accounts which together with the Company issue variable annuity contracts.

ITEM 2.  PROPERTIES

        Northbrook Life occupies office space provided by Allstate in Northbrook, Illinois. Expenses associated with these offices are allocated on a direct and indirect basis to Northbrook Life.

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

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All of the Company's outstanding shares are owned by its parent. Allstate Life's outstanding shares are owned by Allstate. With the exception of director's qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation. On June 30, 1995, Sears distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Northbrook Life Insurance Company
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     The following discussion highlights significant factors influencing results of operations and financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes.

     The Company, which is wholly owned by Allstate Life Insurance Company ("ALIC"), markets life insurance contracts and annuity products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Dean Witter, Discover & Co.

     The Company and ALIC have reinsurance agreements under which all contract related transactions are transferred to ALIC. The Company's results of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreements.

     Separate Account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations.

Results of Operations
($ in thousands)
                                                1996       1995      1994
                                               -------    -------   -------
Net investment income                          $ 4,888    $ 4,782   $ 2,881
                                               =======    =======   =======
Realized capital gains and losses, after tax   $   (13)   $    44   $  (125)
                                               =======    =======   =======
Net income                                     $ 3,202    $ 3,163   $ 1,733
                                               =======    =======   =======
Fixed income securities, at amortized cost     $65,500    $59,142   $61,581
                                               =======    =======   =======

     Net income increased $39 thousand in 1996 due to the increase in net investment income, and a slight decrease in the Company's effective income tax rate, partially offset by realized capital losses. Net income increased $1.4 million in 1995 reflecting the increase in net investment income and realized capital gains.

     As a result of the reinsurance agreements, the Company's results of operations include only investment income earned on its investment portfolio. Net investment income increased by $106 thousand or 2.2% in 1996 compared to 1995. The additional investment income was earned on a higher base of investments arising from positive cash flows from operating activities, partially offset by increased investment expense. In 1995, net investment income increased $1.9 million. This increase related to an increased level of investments which resulted from a $25.0 million capital contribution from ALIC during December 1994.

     Realized capital losses of $13 thousand after tax in 1996 are primarily related to the disposition of mortgage-backed securities, the proceeds of which were used to acquire higher yielding investments. Realized capital gains after tax were $44 thousand in 1995 compared to capital losses of $125 thousand in 1994. Overall, the market values of the Company's fixed income securities were higher in 1995 than in 1994 due to declines in interest rates, which resulted in gains in 1995 and losses in 1994 when certain fixed income securities were sold in response to changes in market conditions.

                       Northbrook Life Insurance Company
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Financial Position
($ in thousands)
                                              1996         1995
                                           ----------   ----------
Fixed income securities, at fair value     $   67,479   $   63,229
                                           ==========   ==========
Short-term investments                     $    6,590   $    8,049
                                           ==========   ==========
Separate Account assets                    $4,354,783   $3,354,910
                                           ==========   ==========
Contractholder funds                       $2,336,296   $2,497,278
                                           ==========   ==========
Reinsurance recoverable from ALIC          $2,480,034   $2,636,981
                                           ==========   ==========

     The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1996, net unrealized capital gains on the fixed income securities portfolio totaled $2.0 million compared to $4.1 million as of December 31, 1995. The decrease in the unrealized gain position is primarily attributable to rising interest rates.

     All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or a Moody's rating of Aaa, Aa or A.

     At December 31, 1996 and 1995, $40.7 million and $46.7 million, respectively of the fixed income portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1996, all of the MBS were investment grade and had underlying collateral that is guaranteed by U.S. government entities.

     MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1996, the amortized cost of the MBS portfolio was below par value by $1.6 million.

     The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

     The Company's short-term investment portfolio was $6.6 million and $8.0 million at December 31, 1996 and 1995, respectively. Beginning in 1996, the Company invests all available cash balances in taxable and tax-exempt short-term securities having a final maturity date or redemption date of one year or less.

     Contractholder funds decreased by $161.0 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $156.9 million, reflecting fixed annuity contract surrenders, withdrawals and benefits, as well as policyholder transfers from fixed annuity contracts to variable annuity contracts, partially offset by interest credited to contractholders. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                       Northbrook Life Insurance Company
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     Separate Accounts increased by $1.00 billion attributable to sales of variable annuity contracts, the favorable investment performance of the Separate Account investment portfolios and transfers from fixed annuity contracts, partially offset by variable annuity contract surrenders and withdrawals.


Liquidity and Capital Resources

     Under the terms of intercompany reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk, and interest rate risk. At December 31, 1996, RBC for the Company was significantly above a level that would require regulatory action.


Pending Accounting Standards

     In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities." This standard distinguishes between transfers of financial assets as sales versus financing transactions based upon relinquishment of control and addresses the accounting for securitizations, securities lending, repurchase agreements and insubstance defeasance transactions. The requirements of this statement that were effective on January 1, 1997 were adopted and are not expected to have a material impact on the results of operations or financial position of the Company.

Item 8. Financial Statements and Supplementary Data


                              Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report............................................... F-1

Financial Statements:


     Statements of Financial Position
      December 31, 1996 and 1995........................................... F-2

     Statements of Operations for the Years Ended
      December 31, 1996, 1995 and 1994..................................... F-3

     Statements of Shareholder's Equity for the Years Ended
      December 31, 1996, 1995 and 1994..................................... F-4

     Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994..................................... F-5

     Notes to Financial Statements......................................... F-6

     Schedule IV - Reinsurance for the Years Ended
      December 31, 1996, 1995 and 1994..................................... F-16

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
NORTHBROOK LIFE INSURANCE COMPANY:

  We have audited the accompanying Statements of Financial Position of Northbrook Life Insurance Company (the "Company") as of December 31, 1996 and 1995, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Northbrook Life Insurance Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 1997

                       NORTHBROOK LIFE INSURANCE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                            ($ IN THOUSANDS)
ASSETS
  Investments
    Fixed income securities, at fair value (amortized
     cost $65,500 and $59,142)........................... $   67,479 $   63,229
    Short-term...........................................      6,590      8,049
                                                          ---------- ----------
      Total investments..................................     74,069     71,278
  Reinsurance recoverable from Allstate Life Insurance
   Company...............................................  2,480,034  2,636,981
  Cash...................................................        --          87
  Net receivable from Allstate Life Insurance Company....      4,505      6,183
  Other assets...........................................      2,639      2,164
  Separate Accounts......................................  4,354,783  3,354,910
                                                          ---------- ----------
      Total assets....................................... $6,916,030 $6,071,603
                                                          ========== ==========
LIABILITIES
  Reserve for life-contingent contract benefits..........  $ 143,346  $ 139,509
  Contractholder funds...................................  2,336,296  2,497,278
  Income taxes payable...................................        814        233
  Deferred income taxes..................................      2,085      2,798
  Separate Accounts......................................  4,354,783  3,354,910
                                                          ---------- ----------
      Total liabilities..................................  6,837,324  5,994,728
                                                          ---------- ----------
SHAREHOLDER'S EQUITY
  Common stock, $100 par value, 25,000 shares authorized,
   issued and outstanding................................      2,500      2,500
  Additional capital paid-in.............................     56,600     56,600
  Unrealized net capital gains...........................      1,286      2,657
  Retained income........................................     18,320     15,118
                                                          ---------- ----------
      Total shareholder's equity.........................     78,706     76,875
                                                          ---------- ----------
      Total liabilities and shareholder's equity......... $6,916,030 $6,071,603
                                                          ========== ==========

                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          ---------------------
                                                           1996    1995   1994
                                                          ------  ------ ------
                                                            ($ IN THOUSANDS)
Revenues
  Net investment income.................................. $4,888  $4,782 $2,881
  Realized capital gains and losses......................    (20)     67   (193)
                                                          ------  ------ ------
Income before income tax expense.........................  4,868   4,849  2,688
Income tax expense.......................................  1,666   1,686    955
                                                          ------  ------ ------
Net income............................................... $3,202  $3,163 $1,733
                                                          ======  ====== ======




                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                         ($ IN THOUSANDS)
Common stock......................................... $ 2,500  $ 2,500  $ 2,500
                                                      -------  -------  -------
Additional capital paid-in
  Balance, beginning of year.........................  56,600   56,600   31,600
  Capital contribution...............................     --       --    25,000
                                                      -------  -------  -------
  Balance, end of year...............................  56,600   56,600   56,600
                                                      -------  -------  -------
Unrealized net capital gains
  Balance, beginning of year.........................   2,657   (1,553)     747
  Net (decrease) increase............................  (1,371)   4,210   (2,300)
                                                      -------  -------  -------
  Balance, end of year...............................   1,286    2,657   (1,553)
                                                      -------  -------  -------
Retained income
  Balance, beginning of year.........................  15,118   11,955   10,222
  Net income.........................................   3,202    3,163    1,733
                                                      -------  -------  -------
  Balance, end of year...............................  18,320   15,118   11,955
                                                      -------  -------  -------
    Total shareholder's equity....................... $78,706  $76,875  $69,502
                                                      =======  =======  =======



                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1996     1995    1994
                                                      -------  ------  -------
                                                         ($ IN THOUSANDS)
Cash flows from operating activities
  Net income......................................... $ 3,202  $3,163  $ 1,733
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Amortization and other non-cash items............     782     903      640
    Realized capital losses (gains)..................      20     (67)     193
    (Decrease) increase in life-contingent contract
     benefits and contractholder funds...............    (198)    113      (58)
    Change in deferred income taxes..................      24     608     (114)
    Changes in other operating assets and
     liabilities.....................................     864  (2,705)  (3,835)
                                                      -------  ------  -------
      Net cash provided by (used in) operating
       activities....................................   4,694   2,015   (1,441)
                                                      -------  ------  -------
Cash flows from investing activities
  Fixed income securities
    Proceeds from sales..............................   3,522   5,423    1,256
    Investment collections...........................   5,770   7,108    7,626
    Investment purchases............................. (15,532) (9,843) (36,071)
  Change in short-term investments, net..............   1,459  (4,675)   3,475
                                                      -------  ------  -------
      Net cash used in investing activities..........  (4,781) (1,987) (23,714)
                                                      -------  ------  -------
Cash flows from financing activities
  Capital contribution...............................     --      --    25,000
                                                      -------  ------  -------
      Net cash provided by financing activities......     --      --    25,000
                                                      -------  ------  -------
Net (decrease) increase in cash......................     (87)     28     (155)
Cash at beginning of year............................      87      59      214
                                                      -------  ------  -------
Cash at end of year.................................. $   --   $   87  $    59
                                                      =======  ======  =======

                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)

1. GENERAL

 BASIS OF PRESENTATION

  The accompanying financial statements include the accounts of Northbrook Life Insurance Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution"). These financial statements have been prepared in conformity with generally accepted accounting principles.

  To conform with the 1996 presentation, certain items in the prior years' financial statements and notes have been reclassified.

 NATURE OF OPERATIONS

  The Company markets life insurance contracts and various annuity products in the United States through Dean Witter Reynolds Inc. ("Dean Witter") (see Note
4), a wholly owned subsidiary of Dean Witter, Discover & Co. ("Dean Witter Discover"). Life insurance contracts sold by the Company include universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities.

  Annuity and life insurance contracts issued by the Company are subject to discretionary withdrawal or surrender by the contractholder, subject to applicable surrender charges. These contracts are reinsured with ALIC (see Note
3), which invests premiums and deposits to create cash flows that will fund future benefits and expenses. In order to support competitive credited rates, ALIC adheres to a basic philosophy of matching assets with related liabilities to limit interest rate risk, while maintaining adequate liquidity and a prudent and diversified level of credit risk.

  The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be proposed federal legislation and regulation which would allow banks greater participation in securities and insurance businesses, which could present an increased level of competition for sales of the Company's annuity contracts. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the market for these products.

  The Company is authorized to sell life and annuity products in all states except New York, as well as the District of Columbia and Puerto Rico. The top geographic locations for statutory premiums earned are California, Florida, Texas and Pennsylvania for the year ended December 31, 1996. No other jurisdiction accounted for more than 5% of statutory premiums. All premiums and contract charges are ceded to ALIC under reinsurance agreements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 INVESTMENTS

  Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

  Short-term investments are carried at cost which approximates fair value.

  Investment income consists primarily of interest, which is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

 RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES

  Revenues on interest-sensitive life insurance contracts are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on annuities, which are considered investment contracts, include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balances.

 REINSURANCE

  The Company and ALIC have reinsurance agreements under which all premiums and deposits are transferred to ALIC. Premiums, contract charges, credited interest and policy benefits are ceded and reflected net of such cessions in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

 INCOME TAXES

  The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax regulations. Deferred income taxes also arise from unrealized capital gains or losses on fixed income securities carried at fair value.

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

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

  The assets of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees and mortality and expense risk charges, which are ceded to ALIC.

 RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

  The reserve for life-contingent contract benefits, which relates to structured settlement annuities and supplemental contracts with life contingencies, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Reserve interest rates ranged from 3.96% to 11.00% during 1996.

 CONTRACTHOLDER FUNDS

  Contractholder funds arise from the issuance of individual or group contracts that include an investment component, including most annuities and interest-sensitive life insurance contracts. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. During 1996, credited interest rates on contractholder funds ranged from 3.10% to 9.51% for those contracts with fixed interest rates and from 3.25% to 7.86% for those with flexible rates.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

3. RELATED PARTY TRANSACTIONS

 REINSURANCE

  Premiums and contract charges ceded to ALIC were $3,024 and $60,744 in 1996, $2,284 and $52,348 in 1995, and $1,886 and $38,306 in 1994. Credited interest, policy benefits and expenses ceded to ALIC amounted to $207,752, $229,525 and $243,326 in 1996, 1995 and 1994, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

 BUSINESS OPERATIONS

  The Company utilizes services and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC for the operating expenses incurred by AIC on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs allocated to the Company were $8,074, $5,341 and $5,483 in 1996, 1995 and 1994, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

4. EXCLUSIVE DISTRIBUTION AGREEMENT

  The Company and ALIC have formed a strategic alliance with Dean Witter to develop, market and distribute proprietary annuity and life insurance products through Dean Witter account executives. Dean Witter provides a portion of the funding for these products through loans to an affiliate of the Company.

  Under the terms of the strategic alliance, which is cancelable by either party, the Company has agreed to use Dean Witter as an exclusive distribution channel for the Company's products. Dean Witter Discover's wholly owned subsidiary, Dean Witter Intercapital Inc., is the investment manager for the Dean Witter Variable Investment Series, the fund in which the assets of the Separate Accounts are invested.

  On February 5, 1997, Dean Witter Discover and Morgan Stanley Group Inc. announced that they had entered into an agreement and plan of merger, with the combined company to be named Morgan Stanley, Dean Witter, Discover & Co. The parties to the merger anticipate that the transaction will close in mid-1997. The Company does not expect the merger to have a significant impact on its business.

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

5. INVESTMENTS

 FAIR VALUES

  The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

                                                    GROSS UNREALIZED
                                          AMORTIZED ------------------   FAIR
AT DECEMBER 31, 1996                        COST     GAINS   (LOSSES)    VALUE
--------------------                      ---------  -----   ---------  -------
U.S. government and agencies.............  $ 8,629  $    193  $   (54)  $ 8,768
Municipal................................      873        48      --        921
Corporate................................   16,902       260      (69)   17,093
Mortgage-backed securities...............   39,096     1,883     (282)   40,697
                                           -------  --------  -------   -------
    Total fixed income securities........  $65,500  $  2,384  $  (405)  $67,479
                                           =======  ========  =======   =======
AT DECEMBER 31, 1995
--------------------
U.S. government and agencies.............  $ 8,619  $    880  $   --    $ 9,499
Municipal................................    1,583        83      --      1,666
Corporate................................    4,967       349      --      5,316
Mortgage-backed securities...............   43,973     3,003     (228)   46,748
                                           -------  --------  -------   -------
    Total fixed income securities........  $59,142  $  4,315  $  (228)  $63,229
                                           =======  ========  =======   =======

 SCHEDULED MATURITIES

  The scheduled maturities for fixed income securities are as follows at December 31, 1996:

                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
      Due in one year or less................................  $    60  $    60
      Due after one year through five years..................    3,416    3,525
      Due after five years through ten years.................   15,706   15,958
      Due after ten years....................................    7,222    7,239
                                                               -------  -------
                                                                26,404   26,782
      Mortgage-backed securities.............................   39,096   40,697
                                                               -------  -------
          Total..............................................  $65,500  $67,479
                                                               =======  =======

  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                       NORTHBROOK LIFE INSURANCE COMPANY

                               ($ IN THOUSANDS)

 NET INVESTMENT INCOME

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
      Fixed income securities............................. $4,675 $4,633 $2,735
      Short-term..........................................    390    215    192
                                                           ------ ------ ------
        Investment income, before expense.................  5,065  4,848  2,927
        Investment expense................................    177     66     46
                                                           ------ ------ ------
        Net investment income............................. $4,888 $4,782 $2,881
                                                           ====== ====== ======

 REALIZED CAPITAL GAINS AND LOSSES

                                                      YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                       1996     1995      1994
                                                      -------  -------  --------
      Fixed income securities........................ $   (20)    $67   $   (193)
      Income tax benefit (expense)...................       7     (23)        68
                                                      -------  ------   --------
      Realized capital losses and gains, after tax... $   (13) $   44   $   (125)
                                                      =======  ======   ========

 PROCEEDS FROM SALES OF FIXED INCOME SECURITIES

  Proceeds from sales of investments in fixed income securities were $3,522, $5,423 and $1,256 in 1996, 1995 and 1994, respectively. Gross losses of $32 and $179 were realized on sales of fixed income securities during 1996 and 1994, respectively, and gross gains of $67 were recognized during 1995.

 UNREALIZED NET CAPITAL GAINS

  Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 1996 are as follows:

                                                   COST/       FAIR   UNREALIZED
                                               AMORTIZED COST  VALUE  NET GAINS
                                               -------------- ------- ----------
      Fixed income securities.................    $65,500     $67,479   $1,979
                                                  =======     =======
      Deferred income taxes...................                            (693)
                                                                        ------
      Unrealized net capital gains............                          $1,286
                                                                        ======

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

 CHANGE IN UNREALIZED NET CAPITAL GAINS

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1996     1995    1994
                                                      -------  ------  -------
      Fixed income securities........................ $(2,108) $6,477  $(3,539)
      Deferred income taxes..........................     737  (2,267)   1,239
                                                      -------  ------  -------
      Change in unrealized net capital gains......... $(1,371) $4,210  $(2,300)
                                                      =======  ======  =======

 SECURITIES ON DEPOSIT

  At December 31, 1996, fixed income securities with a carrying value of $7,376 were on deposit with regulatory authorities as required by law.

6. FINANCIAL INSTRUMENTS

  In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's assets (including reinsurance recoverable) and liabilities (including deferred income taxes and reserve for life-contingent contract benefits) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, including accrued investment income and cash, are generally of a short-term nature. It is assumed that their carrying value approximates fair value.

 FINANCIAL ASSETS

                                                  AT DECEMBER 31,
                                    -------------------------------------------
                                            1996                  1995
                                    --------------------- ---------------------
                                     CARRYING     FAIR     CARRYING     FAIR
                                      VALUE      VALUE      VALUE      VALUE
                                    ---------- ---------- ---------- ----------
      Fixed income securities...... $   67,479 $   67,479 $   63,229 $   63,229
      Short-term investments.......      6,590      6,590      8,049      8,049
      Separate Accounts............  4,354,783  4,354,783  3,354,910  3,354,910

  Fair values for fixed income securities are based on quoted market prices. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. Assets of the Separate Accounts are carried in the statements of financial position at fair value.

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

 FINANCIAL LIABILITIES

                                                 AT DECEMBER 31,
                                   -------------------------------------------
                                           1996                  1995
                                   --------------------- ---------------------
                                    CARRYING     FAIR     CARRYING     FAIR
                                     VALUE      VALUE      VALUE      VALUE
                                   ---------- ---------- ---------- ----------
      Contractholder funds on
       investment contracts....... $2,143,482 $2,118,583 $2,294,536 $2,274,053
      Separate Accounts...........  4,354,783  4,354,783  3,354,910  3,354,910

  The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charges. The fair value of immediate annuities and annuities without life contingencies with fixed terms is estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Separate Account liabilities are carried at the fair value of the underlying assets.

 7. INCOME TAXES

  Consolidated federal income tax returns are filed by the Corporation and its eligible subsidiaries, including the Company. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.

  Prior to the Distribution, the Corporation and all of its domestic subsidiaries, including the Company (the "Allstate Group") joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Company filed a separate return, except that items such as net operating losses, capital losses or similar items, which might not be recognized in a separate return, were allocated according to the Tax Sharing Agreement.

  The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Tax Sharing Agreement with respect to the Company's federal income tax liability.

                       NORTHBROOK LIFE INSURANCE COMPANY

                                ($ IN THOUSANDS)

  The components of the net deferred income tax liability at December 31, 1996 and 1995 are as follows:

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
      Difference in tax bases of investments................. $(1,392) $(1,368)
      Unrealized net capital gains on fixed income securi-
       ties..................................................    (693)  (1,430)
                                                              -------  -------
          Total deferred liability........................... $(2,085) $(2,798)
                                                              =======  =======

  The components of income tax expense are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
      Current............................................. $1,642 $1,078 $1,069
      Deferred............................................     24    608   (114)
                                                           ------ ------ ------
          Total income tax expense........................ $1,666 $1,686 $  955
                                                           ====== ====== ======

  The Company paid income taxes of $2,308, $1,555 and $1,393 in 1996, 1995 and 1994, respectively, to ALIC. The Company had income taxes payable to ALIC of $814 and $233 at December 31, 1996 and 1995, respectively.

8. STATUTORY FINANCIAL INFORMATION

  The following tables reconcile net income and shareholder's equity as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                           NET INCOME
                                                      -----------------------
                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                      -----------------------
                                                       1996    1995     1994
                                                      ------  -------  ------
      Balance per generally accepted accounting
       principles.................................... $3,202  $ 3,163  $1,733
        Deferred income taxes........................     24      608    (114)
        Non-admitted assets and statutory reserves...   (661)  (1,471)    (27)
                                                      ------  -------  ------
      Balance per statutory accounting practices..... $2,565  $ 2,300  $1,592
                                                      ======  =======  ======

                       NORTHBROOK LIFE INSURANCE COMPANY

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)
                               ($ IN THOUSANDS)

                                                               SHAREHOLDER'S
                                                                 EQUITY AT
                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
      Balance per generally accepted accounting principles... $78,706  $76,875
        Deferred income taxes................................   2,085    2,798
        Unrealized gain/loss on fixed income securities......  (1,979)  (4,087)
        Non-admitted assets and statutory reserves...........  (2,503)  (2,001)
        Other................................................  (1,211)    (520)
                                                              -------  -------
      Balance per statutory accounting practices............. $75,098  $73,065
                                                              =======  =======

 PERMITTED STATUTORY ACCOUNTING PRACTICES

  The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Illinois Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus or risk-based capital.

 DIVIDENDS

  The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1997 without prior approval of both the Illinois and California Departments of Insurance is $7,260.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 1996

                                                         GROSS             NET
                                                         AMOUNT   CEDED   AMOUNT
                                                        -------- -------- ------
Life insurance in force................................ $556,242 $556,242  $--
                                                        ======== ========  ====
Premiums and contract charges:
  Life and annuities................................... $ 64,519 $ 64,519  $--
                                                        ======== ========  ====

                          YEAR ENDED DECEMBER 31, 1995

                                                         GROSS             NET
                                                         AMOUNT   CEDED   AMOUNT
                                                        -------- -------- ------
Life insurance in force................................ $610,478 $610,478  $--
                                                        ======== ========  ====
Premiums and contract charges:
  Life and annuities................................... $ 54,632 $ 54,632  $--
                                                        ======== ========  ====

                          YEAR ENDED DECEMBER 31, 1994

                                                         GROSS             NET
                                                         AMOUNT   CEDED   AMOUNT
                                                        -------- -------- ------
Life insurance in force................................ $661,356 $661,356  $--
                                                        ======== ========  ====
Premiums and contract charges:
  Life and annuities................................... $ 40,192 $ 40,192  $--
                                                        ======== ========  ====

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

             (2) Financial Statement Schedules

                 Schedule IV - Reinsurance        page F-16

             (3) Exhibits

                 Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHBROOK LIFE INSURANCE COMPANY


                                       By       LOUIS G. LOWER, II
                                                ------------------
                                                Louis G. Lower, II
                                   Chief Executive Officer and Chairman
                                          (Principal Executive Officer)

                                       Date     March 27, 1997
                                                --------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       By       LOUIS G. LOWER, II
                                                ------------------
                                                Louis G. Lower, II
                                   Chief Executive Officer and Chairman
                                          (Principal Executive Officer)

                                       Date     March 27, 1997
                                                --------------


                                       By       KEITH A. HAUSCHILDT
                                                -------------------
                                                Keith A. Hauschildt
                                Assistant Vice President and Controller
                                             (Chief Accounting Officer)

                                       Date     March 27, 1997
                                                --------------