Form 10-Q
period 1997-03-31
NORTHBROOK LIFE INSURANCE CO
filed 1997-05-15
CIK 716791

FORM 10-Q

                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1997; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                      PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position
            March 31, 1997(Unaudited)and December 31, 1996....................3

            Statements of Operations
            Three Months Ended March 31, 1997
            and March 31, 1996 (Unaudited)....................................4

            Statements of Cash Flows
            Three Months Ended March 31, 1997
            and March 31, 1996 (Unaudited)....................................5

            Notes to Financial Statements.....................................6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................7

Item 3.    Quantitative and Qualitative Disclosure About
              Market Risk*..................................................N/A


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings..................................................10

Item 2.   Changes in Securities*............................................N/A

Item 3.   Defaults Upon Senior Securities*..................................N/A

Item 4.   Submission of Matters to a Vote of Security Holders*..............N/A

Item 5.   Other Information..................................................10

Item 6.   Exhibits and Reports on Form 8-K...................................10

Signature Page...............................................................12






*Omitted pursuant to General Instruction H(2) of Form 10-Q.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION


                                                                                March 31,           December 31,
                                                                                   1997                 1996
                                                                                ---------           ------------
($ in thousands)                                                               (Unaudited)
ASSETS
Investments
   Fixed income securities at fair value (amortized
       cost $70,711 and $65,500)                                                $    70,861         $     67,479
   Short-term                                                                         2,071                6,590
                                                                                 ----------           ----------
   Total investments                                                                 72,932               74,069

Reinsurance recoverable from Allstate Life
   Insurance Company                                                              2,443,085            2,480,034
Cash                                                                                     11                    -
Net receivable from Allstate Life Insurance Company                                   4,676                4,505
Other assets                                                                          2,731                2,639
Separate Accounts                                                                 4,468,964            4,354,783
                                                                                 ----------           ----------
          Total assets                                                          $ 6,992,399          $ 6,916,030
                                                                                 ==========           ==========

LIABILITIES
Reserve for life-contingent contract benefits                                   $   144,448          $   143,346
Contractholder funds                                                              2,298,234            2,336,296
Income taxes payable                                                                    943                  814
Deferred income taxes                                                                 1,459                2,085
Separate Accounts                                                                 4,468,964            4,354,783
                                                                                 ----------           ----------
          Total liabilities                                                     $ 6,914,048          $ 6,837,324

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                                                2,500                2,500
Additional capital paid-in                                                           56,600               56,600
Unrealized net capital gains                                                             98                1,286
Retained income                                                                      19,153               18,320
                                                                                 ----------           ----------
          Total shareholder's equity                                                 78,351               78,706
                                                                                 ----------           ----------
          Total liabilities and shareholder's equity                             $6,992,399           $6,916,030
                                                                                 ==========           ==========




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31
                                                      ------------------
($ in thousands)                                    1997              1996
                                                    ----              ----
                                                          (Unaudited)
REVENUES
Net investment income                             $  1,272          $  1,220
Realized capital gains and losses                        1               (31)
                                                  --------          --------

INCOME BEFORE INCOME TAX EXPENSE                     1,273             1,189
INCOME TAX EXPENSE                                     440               416
                                                  --------          --------

NET INCOME                                        $    833          $    773
                                                  ========          ========




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    ------------------
($ in thousands)                                                                  1997               1996
                                                                                  ----               ----
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $     833          $    773
Adjustments to reconcile net income to net cash
   provided by operating activities
      Amortization and other non-cash items                                           86                63
      Realized capital gains and losses                                               (1)               31
      (Decrease) Increase in life-contingent contract benefits
           and contractholder funds                                                  (11)            1,658
      Change in deferred income taxes                                                 14                23
      Changes in other operating assets and liabilities                             (246)           (2,781)
                                                                                --------           -------
           Net cash provided by (used in) operating activities                       675              (233)
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
      Proceeds from sales                                                              -              3,522
      Investment collections                                                         940              1,319
      Investment purchases                                                        (6,123)            (1,077)
Change in short-term investments, net                                              4,519             (3,559)
                                                                                --------           --------
           Net cash (used in) provided by investing activities                      (664)               205
                                                                                --------           --------

NET INCREASE (DECREASE) IN CASH                                                       11                (28)
CASH AT BEGINNING OF PERIOD                                                            -                 87
                                                                                --------           ---------
CASH AT END OF PERIOD                                                          $      11          $      59
                                                                                ========           =========




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



1.    Basis of Presentation

       The accompanying financial statements include the accounts of Northbrook Life Insurance Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation.

       The statements of financial position as of March 31, 1997, the statements of operations for the three-month periods ended March 31, 1997 and 1996 and the statements of cash flows for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

2.     Reinsurance

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

       Premiums and contract charges ceded to ALIC were $562 thousand and $17.5 million for the three-month period ended March 31, 1997 and $385 thousand and $13.6 million for the three-month period ended March 31, 1996. Credited interest, policy benefits and expenses ceded to ALIC amounted to $52.7 million and $53.4 million for the three-month periods ended March 31, 1997 and 1996, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The following discussion highlights significant factors influencing results of operations and financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1996.

      The Company is wholly owned by Allstate Life Insurance Company ("ALIC"). The Company markets life insurance contracts and annuity products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Dean Witter, Discover & Co.

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

      Separate Account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

Results of Operations
($ in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                       1997                1996
                                                     --------            --------
Net investment income                                $  1,272            $  1,220
                                                     ========            ========

Realized capital gains and (losses), after tax       $      1            $    (20)
                                                     ========            ========

Net income                                           $    833            $    773
                                                     ========            ========

Total investments                                    $ 72,932            $ 74,069
                                                     ========            ========


      Net income increased $60 thousand for the first quarter of 1997 due to the increase in net investment income.

      As a result of the reinsurance agreements, the Company's results of operations include only investment income earned on its investment portfolio. Net investment income increased by $52 thousand or 4.3% for the first quarter of 1997 when compared to first quarter of 1996. The additional investment income was earned on a higher base of investments arising from positive cash flows from operating activities, and is partially offset by lower yields on fixed income securities and increased investment expense.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


      The increase in realized capital gains and losses in 1997 compared to the first quarter of 1996 is primarily attributable to capital losses realized in 1996 relating to the disposition of certain mortgage-backed securities, the proceeds of which were used to acquire higher yielding investments.

Financial Position
($ in thousands)

                                           March 31,             December 31,
                                             1997                   1996
                                        ------------            -------------
Total investments                       $     72,932            $     74,069
                                        ============            ============

Separate Account assets                 $  4,468,964            $  4,354,783
                                        ============            =============

Contractholder funds                    $  2,298,234            $   2,336,296
                                        ============            =============

Reinsurance recoverable from ALIC       $  2,443,085            $   2,480,034
                                        ============            =============


      The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments decreased to $72.9 million at March 31, 1997. The decrease is due to the decrease of $1.8 million in unrealized gains on fixed income securities. The decrease in the unrealized gain position is primarily attributable to rising interest rates.

      All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or a Moody's rating of Aaa, Aa or A.

      The Company's short-term investment portfolio was $2.1 million and $6.6 million at March 31, 1997 and December 31, 1996, respectively. The Company invests all available cash balances in taxable and tax-exempt short-term securities having a final maturity date or redemption date of one year or less.

      Contractholder funds decreased by $38.1 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $36.9 million, reflecting fixed deferred annuity contract surrenders, withdrawals and benefits, as well as policyholder transfers from fixed annuity contracts to variable deferred annuity contracts, partially offset by interest credited to contractholders. Reinsurance recoverable from ALIC related to contract benefit obligations ceded to ALIC.

      Separate Accounts increased by $114.2 million attributable to sales of deferred variable annuity contracts, the favorable investment performance of the Separate Account investment portfolios and transfers from fixed deferred annuity contracts, partially offset by variable annuity contract surrenders and withdrawals and contract charges.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Under the terms of intercompany reinsurance agreements, premium and deposits, excluding those related to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for the risks insured.


Pending Accounting Standards

        In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48 ("FRR 48") "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments."

       Among other things, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, the Company's fixed income securities. The quantitative and qualitative disclosures are effective for the Company's year-end 1998 reporting, but recent Congressional events may ultimately impact the nature and effective date of FRR 48.

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

    (b)  Reports on 8-K

               No reports on Form 8-K were filed during the first quarter of 1997.

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

***   Previously filed in Form S-1 Registration Statement No. 33-39268 dated March 6, 1991 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No. 33-84480 dated March 8, 1995 and incorporated by reference.

***** Previously filed in Form S-1 Registration Statement No. 33-90272 dated April 1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-84480 dated April 1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-50884 dated April 1, 1997 and incorporated by reference.

******Previously filed in Form S-1 Registration Statement No. 33-90272 dated March 13, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-50884 dated August 14, 1992 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-84480 dated September 28, 1994 and incorporated by reference.

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1997.



                           NORTHBROOK LIFE INSURANCE COMPANY
                                    (Registrant)


(SEAL)
Attest: /s/ BRENDA D. SNEED       By: /s/ MICHAEL J. VELOTTA
        -------------------           -----------------------
        Assistant Secretary and       Vice President, Secretary,
         Assistant General Counsel     General Counsel and Director





*/LOUIS G. LOWER, II                   CHAIRMAN OF THE BOARD OF DIRECTORS
---------------------                  and CHIEF EXECUTIVE OFFICER
  LOUIS G. LOWER, II                   (Principal Executive Officer)




/s/ KEITH A. HAUSCHILDT                ASSISTANT VICE PRESIDENT AND CONTROLLER
-----------------------                (Chief Accounting Officer)
    KEITH A. HAUSCHILDT









*/By Michael J. Velotta, pursuant to Power of Attorney previously filed.