Form 10-Q
period 1997-06-30
NORTHBROOK LIFE INSURANCE CO
filed 1997-08-14
CIK 716791

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

For the quarterly period ended: June 30, 1997

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1997; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                      PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position
            June 30, 1997(Unaudited)and December 31, 1996.....................3

            Statements of Operations
            Three Months Ended June 30, 1997 and June 30, 1996 and Six Months
            Ended June 30, 1997 and June 30, 1996 (Unaudited).................4

            Statements of Cash Flows
            Six Months Ended June 30, 1997
            and June 30, 1996 (Unaudited).....................................5

            Notes to Financial Statements (Unaudited).........................6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................7

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk*.....................................................N/A


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

Item 5.   Other Information..................................................10

Item 6.   Exhibits and Reports on Form 8-K...................................10

Signature Page...............................................................12






*Omitted pursuant to General Instruction H(2) of Form 10-Q.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF FINANCIAL POSITION


                                                                                 June 30,           December 31,
                                                                                   1997                 1996
                                                                                ----------          ------------
($ in thousands)                                                                (Unaudited)
ASSETS
Investments
   Fixed income securities at fair value (amortized
       cost $71,856 and $65,500)                                                $    73,609         $     67,479
   Short-term                                                                         2,039                6,590
                                                                                 ----------           ----------
   Total investments                                                                 75,648               74,069

Reinsurance recoverable from Allstate Life
   Insurance Company                                                              2,387,681            2,480,034
Cash                                                                                     60                    -
Net receivable from Allstate Life Insurance Company                                   3,953                4,505
Other assets                                                                          3,237                2,639
Separate Accounts                                                                 5,097,697            4,354,783
                                                                                 ----------           ----------
          Total assets                                                          $ 7,568,276          $ 6,916,030
                                                                                 ==========           ==========

LIABILITIES
Reserve for life-contingent contract benefits                                   $   144,340          $   143,346
Contractholder funds                                                              2,242,939            2,336,296
Income taxes payable                                                                  1,111                  814
Deferred income taxes                                                                 2,021                2,085
Separate Accounts                                                                 5,097,697            4,354,783
                                                                                 ----------           ----------
          Total liabilities                                                     $ 7,488,108          $ 6,837,324
                                                                                 ----------            ---------

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                                                2,500                2,500
Additional capital paid-in                                                           56,600               56,600
Unrealized net capital gains                                                          1,139                1,286
Retained income                                                                      19,929               18,320
                                                                                 ----------           ----------
          Total shareholder's equity                                                 80,168               78,706
                                                                                 ----------           ----------
          Total liabilities and shareholder's equity                             $7,568,276           $6,916,030
                                                                                 ==========           ==========




See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF OPERATIONS

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                                  --------                           --------
        ($ in thousands)                                  1997               1996             1997             1996
                                                        --------           --------         --------         --------
                                                                                  (Unaudited)

        REVENUES
        Net investment income                            $ 1,256             $ 1,187        $ 2,528           $ 2,407
        Realized capital gains and losses                    (70)                  9            (69)              (22)
                                                         -------             -------        -------           -------

        INCOME BEFORE INCOME TAX
            EXPENSE                                        1,186               1,196          2,459             2,385
        INCOME TAX EXPENSE                                   410                 419            850               835
                                                         -------             -------        -------           -------

        NET INCOME                                       $   776             $   777        $ 1,609           $ 1,550
                                                         =======             =======        =======           =======



See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY

STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                    ------------------
($ in thousands)                                                                  1997               1996
                                                                                  ----               ----
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   1,609          $  1,550
Adjustments to reconcile net income to net cash
   provided by operating activities
      Amortization and other non-cash items                                          179               303
      Realized capital gains and losses                                               69                22
      (Decrease) Increase in life-contingent contract benefits
           and contractholder funds                                                  (10)              (50)
      Change in deferred income taxes                                                 16                47
      Changes in other operating assets and liabilities                                5              (112)
                                                                                --------           -------
           Net cash provided by operating activities                               1,868              1,760
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
      Proceeds from sales                                                          1,606              2,320
      Investment collections                                                       2,205              4,510
      Investment purchases                                                       (10,170)           (11,341)
Change in short-term investments, net                                              4,551              2,672
                                                                                --------           --------
           Net cash (used in) provided by investing activities                    (1,808)            (1,839)
                                                                                --------           --------

NET INCREASE (DECREASE) IN CASH                                                       60                (79)
CASH AT BEGINNING OF PERIOD                                                            -                 87
                                                                                --------           ---------
CASH AT END OF PERIOD                                                          $      60          $        8
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

       The statements of financial position as of June 30, 1997, the statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10K for 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

       Premiums and contract charges ceded to ALIC were $258 thousand and $19.1 million for the three-month period ended June 30, 1997, $563 thousand and $14.9 million for the three-month period ended June 30, 1996, $820 thousand and $36.6 million for the six-month period ended June 30, 1997, and $948 thousand and $28.8 million for the six-month period ended June 30, 1996. Credited interest, policy benefits and expenses ceded to ALIC amounted to $49.0 million and $55.4 million for the three-month periods ended June 30, 1997 and 1996, respectively and $101.7 million and $108.8 million for the six-month periods ended June 30, 1997 and 1996, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The following discussion highlights significant factors influencing results of operations and financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10K for the year ended December 31, 1996.

      The Company is wholly owned by Allstate Life Insurance Company ("ALIC"). The Company markets life insurance contracts and annuity products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co.

      On May 31, 1997, Dean Witter Discover and Morgan Stanley Group Inc. merged and the combined company became Morgan Stanley, Dean Witter, Discover & Co. The merger has not and is not expected to have a significant impact on the Company's business.

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


Results of Operations
---------------------
($ in thousands)

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                         --------                               --------
                                                   1997               1996               1997                1996
                                                 --------           --------           --------            ---------
Net investment income                            $  1,256           $  1,187           $  2,528            $   2,407
                                                 ========           ========           ========            =========
Realized capital gains and
    losses, after tax                            $    (45)          $      6           $    (44)           $     (14)
                                                 ========           ========           ========            =========
Net income                                       $    776           $    777           $  1,609            $   1,550
                                                 ========           ========           ========            =========
Total investments                                $ 75,648           $ 69,963           $ 75,648            $  69,963
                                                 ========           ========           ========            =========



Net income for the six-month period ended June 30, 1997, increased $59 thousand when compared to 1996 and was virtually unchanged for the three-month period ending June 30, 1997 relative to 1996. Net income increased slightly as a result of increased investment income.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the reinsurance agreements, the Company's results of operations include only investment income earned on its investment portfolio. Net investment income increased $69 thousand and $121 thousand for the three-month and six-month periods ended June 1997, respectively. The additional investment income was earned on a higher base of investments arising from positive cash flows from operating activities, partially offset by increased investment expense.

      Realized capital losses of $45 thousand and $44 thousand after tax for the three-month and six-month periods ended June 30, 1997 are primarily related to the disposition of fixed income securities. Realized capital losses after tax were $14 thousand for the six-month period ended June 30, 1996, and were primarily related to the disposition of mortgage-backed securities, the proceeds of which were used to acquire higher yielding investments.

Financial Position
------------------
($ in thousands)

                                             June 30,           December 31,
                                               1997                 1996
                                           ------------         -------------
Total investments                          $     75,648         $      74,069
                                           ============         =============

Separate Account assets and liabilities    $  5,097,697         $   4,354,783
                                           ============         =============

Contractholder funds                       $  2,242,939         $   2,336,296
                                           ============         =============

Reinsurance recoverable from ALIC          $  2,387,681         $   2,480,034
                                           ============         =============


The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. The increase in investments is primarily due to positive operating cash flows offset in part by a decrease in the unrealized gains position. At June 30, 1997, net unrealized capital gains on fixed income securities totaled $1.7 million compared to $2.0 million as of December 31, 1996. The decrease in the unrealized gains is primarily attributable to the impact of rising interest rates.

      All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or a Moody's rating of Aaa, Aa, A, or Baa or a comparable Company internal rating.

      Contractholder funds decreased by $93.4 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $92.4 million, reflecting increased fixed deferred annuity contract surrenders, withdrawals and benefits, as well as policyholder transfers from fixed annuity contracts to variable deferred annuity contracts, partially offset by increased interest credited to contractholders. The reinsurance recoverable from ALIC is related to contract benefit obligations ceded to ALIC.

      Separate Accounts increased by $742.9 million attributable to sales of variable annuity contracts, favorable investment performance of the Separate Account investment portfolios and transfers from fixed deferred annuity contracts, partially offset by higher variable annuity contract surrenders, withdrawals and lower contract charges.

NORTHBROOK LIFE INSURANCE COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Under the terms of intercompany reinsurance agreements, premium and deposits, excluding those related to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct reinsurer for the risks reinsured.


PENDING ACCOUNTING STANDARDS
----------------------------

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

        Effective in the second quarter of 1997, FRR 48 requires additional disclosures in the footnotes to the financial statements about the Company's accounting policies for derivative financial instruments. The Company substantially adopted this requirement at December 31, 1996. In addition, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, equity and fixed income securities and derivative financial instruments. The quantitative and qualitative disclosures are effective for the Company's year-end 1997 reporting.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

        SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted in January 1998.

        SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the management approach for financial statement reporting. The management approach is how an enterprise makes operating decisions and assesses performance of its businesses. The requirements of this statement will be adopted in December 1998.


FORWARD-LOOKING STATEMENTS
--------------------------

        The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements.

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

    (b)  Reports on 8-K

               No reports on Form 8-K were filed during the second quarter of 1997.

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

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August 1997.



                           NORTHBROOK LIFE INSURANCE COMPANY
                                    (Registrant)





/s/LOUIS G. LOWER, II                 CHAIRMAN OF THE BOARD OF DIRECTORS
---------------------                  and CHIEF EXECUTIVE OFFICER
   LOUIS G. LOWER, II                  (Principal Executive Officer)




/s/ KEITH A. HAUSCHILDT                ASSISTANT VICE PRESIDENT AND CONTROLLER
-----------------------                (Chief Accounting Officer)
    KEITH A. HAUSCHILDT