Form 10-Q
period 1997-09-30
NORTHBROOK LIFE INSURANCE CO
filed 1997-11-13
CIK 716791

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

For the quarterly period ended: September 30, 1997

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1997; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                      PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position
            September 30, 1997(Unaudited)and December 31, 1996................3

            Statements of Operations
            Three Months Ended September 30, 1997 and September 30, 1996
            and Nine Months Ended September 30, 1997 and
            September 30, 1996 (Unaudited)....................................4

            Statements of Cash Flows
            Nine Months Ended September 30, 1997
            and September 30, 1996 (Unaudited)................................5

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

Item 5.   Other Information..................................................10

Item 6.   Exhibits and Reports on Form 8-K...................................10

Signature Page...............................................................12






*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                              September 30,         December 31,
                                                                                  1997                 1996
                                                                                  ----                 ----
($ in thousands)                                                               (Unaudited)
ASSETS
Investments
   Fixed income securities at fair value (amortized
     cost $72,394 and $65,500)                                                 $     75,439         $     67,479
   Short-term                                                                         2,333                6,590
                                                                               ------------         ------------
   Total investments                                                                 77,772               74,069

Reinsurance recoverable from Allstate Life
     Insurance Company                                                            2,329,533            2,480,034
Cash                                                                                    262                    -
Net receivable from Allstate Life Insurance Company                                   3,397                4,505
Other assets                                                                          3,830                2,639
Separate Accounts                                                                 5,575,370            4,354,783
                                                                               ------------          -----------
          Total assets                                                           $7,990,164           $6,916,030
                                                                               ============          ===========

LIABILITIES
Reserve for life-contingent contract benefits                                  $    144,188          $   143,346
Contractholder funds                                                              2,185,075            2,336,296
Income taxes payable                                                                  1,190                  814
Deferred income taxes                                                                 2,475                2,085
Separate Accounts                                                                 5,575,370            4,354,783
                                                                               ------------           ----------
          Total liabilities                                                      $7,908,298           $6,837,324
                                                                               ============           ==========

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                                                2,500                2,500
Additional capital paid-in                                                           56,600               56,600
Unrealized net capital gains                                                          1,980                1,286
Retained income                                                                      20,786               18,320
                                                                               ------------          -----------
          Total shareholder's equity                                                 81,866               78,706
                                                                               ------------          -----------
          Total liabilities and shareholder's equity                             $7,990,164           $6,916,030
                                                                               ============          ===========




See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS


                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                               -------------                       -------------
        ($ in thousands)                                  1997               1996             1997             1996
                                                          ----               ----             ----             ----
                                                                                 (Unaudited)
        REVENUES
        Net investment income                           $  1,310             $ 1,243        $  3,838          $ 3,650
        Realized capital gains and losses                      1                   -             (68)             (22)
                                                        --------             -------        --------          -------


        INCOME BEFORE INCOME TAX
            EXPENSE                                        1,311               1,243           3,770            3,628
        INCOME TAX EXPENSE                                   454                 424           1,304            1,259
                                                       ---------            --------        --------          -------
        NET INCOME                                     $     857            $    819        $  2,466          $ 2,369
                                                       =========            ========        ========          =======




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
($ in thousands)                                                                       1997               1996
                                                                                       ----               ----
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    2,466          $   2,369
Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization and other non-cash items                                                316                571
      Realized capital gains and losses                                                     68                 22
      (Decrease) Increase in life-contingent contract benefits
        and contractholder funds                                                           122                196
      Change in deferred income taxes                                                       17                  1
      Changes in other operating assets and liabilities                                   (126)              (421)
                                                                                    ----------        -----------
           Net cash provided by operating activities                                     2,863              2,738
                                                                                    ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
      Proceeds from sales                                                                1,606              2,320
      Investment collections                                                             3,709              5,873
      Investment purchases                                                             (12,173)           (12,694)
Change in short-term investments, net                                                    4,257              1,731
                                                                                    ----------        -----------
           Net cash used in investing activities                                        (2,601)            (2,770)
                                                                                    ----------        -----------

NET INCREASE (DECREASE) IN CASH                                                            262                (32)
CASH AT BEGINNING OF PERIOD                                                                  -                 87
                                                                                    ----------        -----------
CASH AT END OF PERIOD                                                               $      262        $        55
                                                                                    ==========        ===========




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

       The statements of financial position as of September 30, 1997, the statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10K for 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

2.     Reinsurance

       The Company and ALIC have reinsurance agreements under which all premiums and deposits are transferred to ALIC. Premiums, contract charges, credited interest and policy benefits are ceded to ALIC and shown net of such cessions in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

       Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                             -------------                    -------------
         ($ in thousands)                                1997             1996            1997             1996
                                                         ----             ----            ----             ----
         Premiums                                     $      549      $      225        $    1,369       $    1,173

         Contract charges                                 23,938          15,422            60,519           44,234

         Credited interest, policy benefits,
             and expenses                               $ 47,674        $ 52,906          $143,899         $161,738


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion highlights significant factors influencing results of operations and financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10K.

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

Results of Operations
---------------------
($ in thousands)

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                       -------------                          -------------
                                                   1997               1996               1997                1996
                                                   ----               ----               ----                ----
Net investment income                           $   1,310           $  1,243          $   3,838           $   3,650
                                                =========           ========          =========           =========
Realized capital gains and
    losses, after tax                           $       1           $      -          $     (44)          $     (14)
                                                =========           ========          =========           =========

Net income                                      $     857           $    819          $   2,466           $   2,369
                                                =========           ========          =========           =========

Total investments                               $  77,772           $ 71,099          $  77,772           $  71,099
                                                =========           ========          =========           =========


      Net income increased $38 thousand and $97 thousand for the three-month and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The net income increase is due to increased net investment income.

      Net investment income increased $67 thousand and $188 thousand for the three-month and nine-month periods ended September 30, 1997, respectively. The additional investment income was earned on a higher base of investments arising from positive cash flows from operating activities, partially offset by increased investment expense.

      Realized capital losses of $44 thousand after tax for the nine-month period ended September 30, 1997 are primarily related to the disposition of fixed income securities. Realized capital losses after tax were $14 thousand for the nine-month period ended September 30, 1996, and were primarily related to the disposition of mortgage-backed securities, the proceeds of which were used to acquire higher yielding investments.


Financial Position
------------------
($ in thousands)

                                                                        September 30,          December 31,
                                                                            1997                   1996
                                                                            ----                   ----
Total investments                                                       $     77,772           $     74,069
                                                                        ============           ============

Reinsurance recoverable from ALIC                                       $  2,329,533           $  2,480,034
                                                                        ============           ============

Separate Account assets and liabilities                                 $  5,575,370           $  4,354,783
                                                                        ============           ============

Contractholder funds                                                    $  2,185,075           $  2,336,296
                                                                        ============           ============


      The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. The increase in investments is primarily due to the investment of positive operating cash flows and an increase in the unrealized gains position. At September 30, 1997, net unrealized capital gains on fixed income securities totaled $3.0 million compared to $2.0 million as of December 31, 1996. The increase in the unrealized gain position is primarily attributable to the impact of lower interest rates on fixed income securities.

      All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or a Moody's rating of Aaa, Aa, A, or Baa or a comparable Company internal rating.

      Contractholder funds decreased by $151.2 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $150.5 million, reflecting increased fixed deferred annuity contract surrenders, withdrawals and benefits, as well as policyholder transfers from fixed annuity contracts to deferred variable annuity contracts, partially offset by interest credited to contractholders. The reinsurance recoverable from ALIC is related to contract benefit obligations ceded to ALIC.

      Separate Accounts increased by $1.2 billion attributable to sales of deferred variable annuity contracts, favorable investment performance of the Separate Account investment portfolios and transfers from deferred fixed annuity contracts, partially offset by variable annuity contract surrenders, withdrawals and contract charges.

Liquidity and Capital Resources
-------------------------------

         Under the terms of intercompany reinsurance agreements, premium and deposits, excluding those related to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct reinsurer for risks reinsured.


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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

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

    (b)  Reports on 8-K

               No reports on Form 8-K were filed during the third quarter of 1997.

* Previously filed in Form N-4 Registration Statement No. 33-35412 dated September 14, 1990 and incorporated by reference.

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

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1997.



                           NORTHBROOK LIFE INSURANCE COMPANY
                                    (Registrant)





/s/LOUIS G. LOWER, II                 CHAIRMAN OF THE BOARD OF DIRECTORS
----------------------                  and CHIEF EXECUTIVE OFFICER
   LOUIS G. LOWER, II                  (Principal Executive Officer)




/s/ KEITH A. HAUSCHILDT                ASSISTANT VICE PRESIDENT AND CONTROLLER
------------------------                (Chief Accounting Officer)
    KEITH A. HAUSCHILDT