Form 10-K
period 1997-12-31
NORTHBROOK LIFE INSURANCE CO
filed 1998-03-31
CIK 716791

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

For fiscal year ended December 31, 1997  Commission file numbers: 33-50884
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 31, 1997, there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                       NORTHBROOK LIFE INSURANCE COMPANY
             (A wholly owned subsidiary of Allstate Life Insurance Company)

                      Annual Report for 1997 On Form 10-K

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

PART II

ITEM 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters........................... 5
ITEM 6.       Selected Financial Data...............................N/A
ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................... 6
ITEM 7A.      Quantitative and Qualitative Disclosures About
              Market Risk...........................................10
ITEM 8.       Financial Statements and Supplementary Data...........10
ITEM 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................N/A

PART III

ITEM 10.      Directors and Executive Officers of the Registrant*...N/A
ITEM 11.      Executive Compensation................................N/A
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management*...........................................N/A
ITEM 13.      Certain Relationships and Related Transactions*.......N/A

PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...................................F-16

Index to Financial Statement Schedules..............................10
Signatures..........................................................11


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

        Northbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

        Northbrook Life's operations consist of one business segment which is the sale of life insurance and annuity products.

        Northbrook Life and ALIC entered into reinsurance agreements, effective December 31, 1987, under which Northbrook Life reinsures substantially all of its business with ALIC. Under the agreements, purchase payments under all general account contracts are transferred to ALIC and become invested with the assets of ALIC, and ALIC accepts 100% of the liability under such contracts. However, the obligations of ALIC under the reinsurance agreement are to the Company. In addition, assets of the Company that relate to insurance in-force excluding separate account assets are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

        Under the Company's reinsurance agreements with ALIC, the Company reinsures all reserve liabilities with ALIC except for variable contracts. The Company's variable contract assets and liabilities are held in legally-segregated, unitized separate accounts and are retained by the Company. However, the transactions related to such variable and market value adjusted contracts such as premiums, expenses and benefits are transferred to ALIC.

        Northbrook Life's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. Of ALIC's consolidated invested assets of $29,759 million on December 31, 1997, 84.4% was invested in fixed income securities, 2.9% in equities, 9.8% in mortgage loans, and 2.9% in real estate, short-term and other investments.

        Northbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 1,700 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to ALIC which automatically reinsures all net business of Northbrook Life. A.M. Best Company also assigns Northbrook Life the rating of A+(r) because Northbrook Life automatically reinsures all business with Allstate Life. Standard & Poor's Insurance Rating Services assigns AA+ (Excellent) to the Company's claims-paying ability and Moody's Investors Service assigns an Aa2 (excellent) financial strength rating to the Company. Northbrook Life shares the same ratings of its parent, ALIC.

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

        Northbrook Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Northbrook Life Separate Accounts which issue variable life contracts or, together with the Company, issue variable annuity contracts.

ITEM 2.  PROPERTIES

        Northbrook Life occupies office space provided by AIC in Northbrook, Illinois. Expenses associated with these offices are allocated on a direct and indirect basis to Northbrook Life.

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

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All of the Company's outstanding shares are owned by its parent. ALIC's outstanding shares are owned by AIC. With the exception of director's qualifying shares, all of the outstanding capital stock of AIC is owned by The Corporation. On June 30, 1995, Sears distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

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

      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation, markets life insurance and annuity products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co.

      The Company issues flexible premium deferred variable annuity contracts and variable life policies, the assets and liabilities of which are legally segregated and reflected as Separate Account assets and liabilities. Separate Account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

Results of Operations
($ in thousands)

                                                             1997              1996            1995
                                                       -------------    --------------    ------------

Net investment income                                  $       5,146     $       4,888    $       4,782
                                                       =============     =============    =============
Realized capital gains and losses, after-tax           $         (44)    $         (13)   $          44
                                                       =============     =============    =============
Net income                                             $       3,322     $       3,202    $       3,163
                                                       =============     =============    =============
Investments                                            $      79,433     $      74,069    $      71,278
                                                       =============     =============    =============

      The Company and ALIC have reinsurance agreements under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only investment income and realized capital gains and losses earned on the assets of the Company that are not transferred to ALIC under the reinsurance agreements.

      Net income for 1997 and 1996 increased $120 thousand and $39 thousand, respectively, due to increased net investment income partially offset by realized capital losses.

      Pretax net investment income increased by $258 thousand, or 5.3% in 1997 and $106 thousand, or 2.2% in 1996. Additional investment income was earned on higher investment balances arising from positive cash flows from operating activities, partially offset by increased investment expenses.

      Realized capital losses were $44 thousand and $13 thousand after tax in 1997 and 1996, respectively, and arose principally from the sale of fixed income securities, the proceeds of which were used to acquire higher yielding investments. Realized capital gains in 1995 of $44 thousand after tax were the result of the sale of fixed income securities sold in response to changes in market conditions.

Financial Position

($ in thousands)

                                                1997                 1996
                                           --------------      --------------

Fixed income securities (1)                $       76,402      $       67,479
Short-term investments                              3,031               6,590
                                           --------------      --------------
         Total investments                 $       79,433      $       74,069
                                           ==============      ==============
Reinsurance recoverable from ALIC          $    2,293,094      $    2,480,034
                                           ==============      ==============
Separate Account assets and liabilities    $    5,719,203      $    4,354,783
                                           ==============      ==============
Contractholder funds                       $    2,148,555      $    2,336,296
                                           ==============      ==============

(1) Fixed income securities are carried at fair value.  Amortized cost for these
    securities   was  $72,491  and  $65,500  at  December  31,  1997  and  1996,
    respectively.


      The Company's fixed income securities portfolio consists of mortgage-backed securities, publicly traded corporate bonds, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

      Investments grew $5.4 million, or 7.2%, during 1997 primarily due to amounts invested from positive cash flows generated from operations and increased unrealized capital gains of $1.9 million on fixed income securities. At December 31, 1997, unrealized net capital gains on the fixed income securities portfolio were $3.9 million compared to $2.0 million as of December 31, 1996. The increase in the unrealized gain position is primarily attributable to lower interest rates.

      At the end of 1997, all of the Company's fixed income securities portfolio
is  rated   investment   grade,   with  a  National   Association  of  Insurance
Commissioners ("NAIC") rating of 1 or a Moody's rating of Aaa, Aa or A.

      At  December  31,  1997  and  1996,   $39.0  million  and  $40.7  million,
respectively, of the fixed income securities portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1997, all of the MBS had underlying collateral that is guaranteed by U.S. government entities, thus credit risk was minimal.

      MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1997, the amortized cost of the MBS portfolio was below par value by $1.5 million and over 10% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is purchased to provide additional protection against rising interest rates.

      The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

      The Company's short-term investment portfolio was $3.0 million and $6.6 million at December 31, 1997 and 1996, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

      During  1997,   contractholder  funds  decreased  by  $187.7  million  and reinsurance recoverable from ALIC under reinsurance agreements decreased by $186.9 million. Interest credited to contractholders and sales of fixed annuity contracts were more than offset by fixed annuity surrenders, withdrawals, policyholder transfers from fixed annuity contracts to flexible premium deferred variable annuity contracts, and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Account assets and liabilities increased by $1.36 billion, primarily attributable to sales of flexible premium deferred variable annuity contracts, the favorable investment performance of the Separate Account investment portfolios and transfers from fixed annuity contracts, partially offset by variable annuity surrenders and withdrawals.

Market Risk

      Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposure is to changes in interest rates. Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

      One way to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1997, the Company's asset duration was approximately 4.7 years.

      To calculate duration, the Company projects asset cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

      Based upon the information and assumptions the Company uses in its duration calculation and in effect at December 31, 1997, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its total investments by approximately $3.6 million. The selection of a 100 basis point immediate rate shock should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

      To the extent that actual results differ from the assumptions utilized, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

      In formulating and implementing policies for investing new and existing funds, AIC, as parent company of ALIC, administers and oversees investment risk management processes primarily through three oversight bodies: the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

      AIC has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

Liquidity and Capital Resources

      Under the terms of reinsurance agreements, premiums and deposits on universal life policies and investment contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for risks reinsured.

      The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1997, RBC for the Company was significantly above a level that would require regulatory action.

Year 2000

      The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, and policy and contract administration. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed or replaced, ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. Year 2000 costs are and will be expensed as incurred.

Pending Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted effective January 1, 1998.

      SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this SFAS and has yet to determine its impact on its current reporting segments. The requirements of this statement will be adopted effective December 31, 1998.


      In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: a) an assessment has been imposed or it is probable that an assessment will be imposed, b) the event obligating an entity to pay an assessment has occurred and c) the amount of the assessment can be reasonably estimated. The requirements of this standard will be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company. The SOP is expected to be adopted in 1999.

      In March 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company currently expenses these costs as incurred and is evaluating the effects of this SOP on its accounting for internally developed software. The SOP is expected to be adopted in 1998.


Forward-Looking Statements

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.


ITEM 8. Financial Statements and Supplementary Data


                              Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report............................................... F-1

Financial Statements:


     Statements of Financial Position
      December 31, 1997 and 1996........................................... F-2

     Statements of Operations for the Years Ended
      December 31, 1997, 1996 and 1995..................................... F-3

     Statements of Shareholder's Equity for the Years Ended
      December 31, 1997, 1996 and 1995..................................... F-4

     Statements of Cash Flows for the Years Ended
      December 31, 1997, 1996 and 1995..................................... F-5

     Notes to Financial Statements......................................... F-6

     Schedule IV - Reinsurance for the Years Ended
      December 31, 1997, 1996 and 1995..................................... F-16

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
NORTHBROOK LIFE INSURANCE COMPANY:

We have audited the accompanying Statements of Financial Position of Northbrook Life Insurance Company (the "Company") as of December 31, 1997 and 1996, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 1998

                       NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                          DECEMBER 31,
                                                                                     ---------------------
                                                                                  1997                1996
                                                                                ----------          ----------
($ IN THOUSANDS)
ASSETS
Investments
    Fixed income securities, at fair value (amortized
        cost $72,491 and $65,500)                                        $           76,402   $           67,479
    Short-term                                                                        3,031                6,590
                                                                         ------------------   ------------------
    Total investments                                                                79,433               74,069

Reinsurance recoverable from Allstate Life
    Insurance Company                                                             2,293,094            2,480,034
Net receivable from Allstate Life Insurance Company                                   1,467                4,246
Other assets                                                                          5,033                2,639
Separate Accounts                                                                 5,719,203            4,354,783
                                                                         ------------------   ------------------
         Total assets                                                    $        8,098,230   $        6,915,771
                                                                         ==================   ==================

LIABILITIES
Reserve for life-contingent contract benefits                            $          144,352   $          143,346
Contractholder funds                                                              2,148,555            2,336,296
Income taxes payable                                                                    162                  555
Deferred income taxes                                                                 2,674                2,085
Separate Accounts                                                                 5,719,203            4,354,783
                                                                         ------------------   ------------------
         Total liabilities                                                        8,014,946            6,837,065
                                                                         ------------------   ------------------

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
     authorized, issued and outstanding                                               2,500                2,500
Additional capital paid-in                                                           56,600               56,600
Unrealized net capital gains                                                          2,542                1,286
Retained income                                                                      21,642               18,320
                                                                         ------------------   ------------------
         Total shareholder's equity                                                  83,284               78,706
                                                                         ------------------   ------------------
         Total liabilities and shareholder's equity                      $        8,098,230   $        6,915,771
                                                                         ==================   ==================



See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                          1997             1996              1995
                                                                        ------           ------            ------
($ IN THOUSANDS)
REVENUES
Net investment income                                          $         5,146  $         4,888   $         4,782
Realized capital gains and losses                                          (68)             (20)               67
                                                               ---------------  ---------------   ---------------

INCOME BEFORE INCOME TAX EXPENSE                                         5,078            4,868             4,849
INCOME TAX EXPENSE                                                       1,756            1,666             1,686
                                                               ---------------  ---------------   ---------------

NET INCOME                                                     $         3,322  $         3,202   $         3,163
                                                               ===============  ===============   ===============






See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                              YEAR ENDED DECEMBER 31,
                                                                             -------------------------
                                                                          1997             1996              1995
                                                                       -------          -------           -------
($ IN THOUSANDS)
COMMON STOCK                                                   $         2,500  $         2,500   $         2,500
                                                               ---------------  ---------------   ---------------

ADDITIONAL CAPITAL PAID-IN                                              56,600           56,600            56,600
                                                               ---------------  ---------------   ---------------

UNREALIZED NET CAPITAL GAINS
Balance, beginning of year                                               1,286            2,657            (1,553)
Net change                                                               1,256           (1,371)            4,210
                                                               ---------------  ---------------   ---------------
Balance, end of year                                                     2,542            1,286             2,657
                                                               ---------------  ---------------   ---------------

RETAINED INCOME
Balance, beginning of year                                              18,320           15,118            11,955
Net income                                                               3,322            3,202             3,163
                                                               ---------------  ---------------   ---------------
Balance, end of year                                                    21,642           18,320            15,118
                                                               ---------------  ---------------   ---------------
      Total shareholder's equity                               $        83,284  $        78,706   $        76,875
                                                               ===============  ===============   ===============





See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                               1997           1996            1995
                                                                            -------         ------         -------
($ IN THOUSANDS)
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $     3,322  $       3,202   $       3,163
    Adjustments to reconcile net income to net
        cash provided by operating activities
          Amortization and other non-cash items                                 516            782             903
          Realized capital losses (gains)                                        68             20             (67)
          Increase (decrease) in life-contingent contract
          benefits and contractholder funds                                     205           (198)            113
          Change in deferred income taxes                                       (87)            24             608
          Changes in other operating assets and liabilities                    (657)           864          (2,705)
                                                                       ------------   ------------   -------------
                 Net cash provided by operating activities                    3,367          4,694           2,015
                                                                       ------------   ------------   -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed income securities
        Proceeds from sales                                                  1,606           3,522           5,423
        Investment collections                                              10,036           5,770           7,108
        Investment purchases                                               (18,568)        (15,532)         (9,843)
    Change in short-term investments, net                                    3,559           1,459          (4,675)
                                                                     -------------   -------------   -------------
                 Net cash used in investing activities                      (3,367)         (4,781)         (1,987)
                                                                     -------------   -------------   -------------

    NET (DECREASE) INCREASE IN CASH                                              -             (87)             28
    CASH AT BEGINNING OF YEAR                                                    -              87              59
                                                                     -------------   -------------   -------------
    CASH AT END OF YEAR                                              $           -   $           -   $          87
                                                                     =============   =============   =============



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

To conform with the 1997 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

Nature of operations
The Company markets life insurance and annuity products in the United States through Dean Witter Reynolds Inc. ("Dean Witter") (see Note 4), a wholly owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. Life insurance contracts sold by the Company include universal life and other interest-sensitive life and variable life products. Annuities include both deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary withdrawal or surrender by customers, subject to applicable surrender charges. These policies and contracts are reinsured with ALIC (see
Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses. In order to support competitive crediting rates and limit interest rate risk, ALIC, as the Company's reinsurer, adheres to a basic philosophy of matching assets with related liabilities while maintaining adequate liquidity and a prudent and diversified level of credit risk.

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be new and proposed federal and state regulation and legislation that would allow banks greater participation in the securities and insurance businesses, which will present an increased level of competition for sales of the Company's life and annuity products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

Enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; (2) increasing competition in capital markets; and (3) reopening stock/mutual company disagreements related to such issues as taxation disparity between mutual and stock insurance companies.

The Company is authorized to sell life and annuity products in all states except New York, as well as in the District of Columbia and Puerto Rico. The top geographic locations for statutory premiums and deposits earned by the Company are California, Florida and Texas for the year ended December 31, 1997. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and contract charges are ceded to ALIC under reinsurance agreements.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

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

Reinsurance
The Company has reinsurance agreements whereby all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such cessions in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Recognition of premium revenues and contract charges
Revenues on interest-sensitive life insurance policies are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on most annuities, which are considered investment contracts, include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balance.

Income taxes
The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates, and reflect the impact of reinsurance agreements. Deferred income taxes arise primarily from unrealized capital gains and losses on fixed income securities carried at fair value.

Separate Accounts
The Company issues flexible premium deferred variable annuity contracts and single premium variable life policies, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts (Northbrook Variable Annuity Account, Northbrook Variable Annuity Account II and Northbrook Life Variable Life Separate Account A, unit investment trusts registered with the Securities and Exchange Commission).

Assets of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the policy- and contractholders and, therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees, mortality and expense risk charges, cost of insurance charges and tax expense charges, all of which are ceded to ALIC.

Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits, which relates to structured settlement annuities and supplemental contracts with life contingencies, is computed on the basis of assumptions as to future investment yields, mortality and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Reserve interest rates ranged from 4.00% to 11.00% during 1997.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

Contractholder funds
Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most annuities and universal life policies. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. During 1997, credited interest rates on contractholder funds ranged from 3.30% to 9.51% for those contracts with fixed interest rates and from 3.25% to 7.39% for those with flexible rates.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


3.    Related Party Transactions

Reinsurance
Premiums and contract charges ceded to ALIC were $1,979 and $83,559 in 1997, $3,775 and $60,744 in 1996, and $2,284 and $52,348 in 1995, respectively.
Credited interest, policy benefits and expenses ceded to ALIC amounted to $201,526, $218,088 and $229,525 in 1997, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

Business operations
The Company utilizes services and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC for the operating expenses incurred by AIC on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $7,842, $8,074 and $5,341 in 1997, 1996 and 1995, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.


4.  Exclusive Distribution Agreement

The Company and ALIC have a strategic alliance with Dean Witter to develop, market and distribute proprietary annuity and life insurance products through Dean Witter account executives. Dean Witter provides a portion of the funding for these products through loans to an affiliate of the Company. An affiliate of Dean Witter, Dean Witter InterCapital Inc., is the investment manager for the Dean Witter Variable Investment Series, the funds in which the assets of the Separate Accounts are invested.

Under the terms of the strategic alliance, the Company has agreed to use Dean Witter as an exclusive distribution channel for the Company's products. Although the strategic alliance is cancelable by either party, termination of the alliance would not impact existing policies and contracts.

                       NORTHBROOK LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

5. INVESTMENTS

Fair values
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                               GROSS UNREALIZED
                                                   AMORTIZED ------------------   FAIR
                                                    COST      GAINS     LOSSES    VALUE
                                                  ---------   -----   ---------  -------
At December 31, 1997
  U.S. government and agencies                      $ 8,638   $  823   $  -        $ 9,461
  Municipal                                           1,143       28      -          1,171
  Corporate                                          25,913      897     (12)       26,798
  Mortgage-backed securities                         36,797    2,315    (140)       38,972
                                                   --------   -------  ------      -------
     Total fixed income securities                 $ 72,491   $4,063   $(152)      $76,402
                                                   ========   =======  ======      =======

At December 31, 1996
  U.S. government and agencies                     $  8,629   $  193   $ (54)      $ 8,768
  Municipal                                             873       48      -            921
  Corporate                                          16,902      260     (69)       17,093
  Mortgage-backed securities                         39,096    1,883    (282)       40,697
                                                   --------   ------   ------      -------
     Total fixed income securities                 $ 65,500   $2,384   $(405)      $67,479
                                                   ========   =======  ======      ========

Scheduled maturities
The scheduled maturities for fixed income securities are as follows at December 31, 1997:

                                                           Amortized               Fair
                                                              Cost                 Value
                                                         ------------            ----------

Due in one year or less                                  $      2,133            $    2,155
Due after one year through five years                           5,343                 5,472
Due after five years through ten years                         19,410                20,217
Due after ten years                                             8,808                 9,586
                                                         ------------            ----------
                                                               35,694                37,430
Mortgage-backed securities                                     36,797                38,972
                                                         ------------            ----------
      Total                                              $     72,491            $   76,402
                                                         ============            ==========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                       NORTHBROOK LIFE INSURANCE COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                               ($ IN THOUSANDS)

 Net Investment Income



Year Ended December 31,                                                 1997             1996              1995
-----------------------                                               ------           ------            ------
Fixed income securities                                          $     5,364      $     4,675       $     4,633
Short-term investments                                                    84              390               215
                                                                 -----------      -----------       -----------
    Investment income, before expense                                  5,448            5,065             4,848
    Investment expense                                                   302              177                66
                                                                 -----------      -----------       -----------
    Net investment income                                        $     5,146      $     4,888       $     4,782
                                                                 ===========      ===========       ===========

Realized capital gains and losses

Year Ended December 31,                                                 1997             1996              1995
-----------------------                                               ------           ------            ------

Fixed income securities                                        $         (70)   $         (22)    $          67
Short-term investments                                                     2                2                 -
                                                               -------------    -------------     -------------
    Realized capital gains and losses                                    (68)             (20)               67
    Income tax benefit (expense)                                          24                7               (23)
                                                               -------------    -------------     -------------
    Realized capital losses and gains, after tax               $         (44)   $         (13)    $          44
                                                               =============    =============     =============

Excluding calls and prepayments, gross losses of $70 and $32 and gross gains of $67 were realized on sales of fixed income securities during 1997, 1996 and 1995, respectively.

Unrealized net capital gains
Unrealized   net  capital   gains  on  fixed  income   securities   included  in
shareholder's equity at December 31, 1997 are as follows:

                                                      Cost/                     Fair               Unrealized
                                                  Amortized Cost                Value               Net Gains
                                                  --------------                -----              -------------

Fixed income securities                           $       72,491          $       76,402           $       3,911
                                                  ==============          ==============                  (1,369)
Deferred income taxes                                                                              -------------
Unrealized net capital gains                                                                       $       2,542
                                                                                                   =============

                       NORTHBROOK LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

Change in unrealized net capital gains



Year ended December 31,                                             1997        1996       1995
-----------------------                                           -------     -------     -------
    Fixed income securities                                       $ 1,932     $(2,108)    $ 6,477
    Deferred income taxes                                            (676)        737      (2,267)
                                                                  -------     -------     -------
    Increase (decrease) in unrealized net
         capital gains                                            $ 1,256     $(1,371)    $ 4,210
                                                                  =======     =======     =======

Securities on deposit
At December 31, 1997, fixed income securities with a carrying value of $8,039 were on deposit with regulatory authorities as required by law.


6.    Financial Instruments

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.
Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable) and liabilities (including deferred income taxes and reserve for life-contingent contract benefits) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income, are generally of a short-term nature. It is assumed that their carrying value approximates fair value.

Financial assets
The carrying value and fair value of financial assets at December 31, are as follows:

                                                        1997                                 1996
                                                        ----                                 ----
                                            Carrying           Fair               Carrying            Fair
                                              Value            Value               Value              Value
                                        ------------    --------------       ---------------    ---------------

Fixed income securities                 $    76,402     $       76,402       $        67,479    $        67,479
Short-term investments                        3,031              3,031                 6,590              6,590
Separate Accounts                         5,719,203          5,719,203             4,354,783          4,354,783


Fair values for fixed income securities are based on quoted market prices. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. Separate Accounts assets are carried in the statements of financial position at fair value.

                       NORTHBROOK LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

Financial liabilities
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                           1997                               1996
                                               -----------------------------         -------------------------
                                               CARRYING            FAIR              CARRYING          FAIR
                                                VALUE              VALUE             VALUE            VALUE
                                               ----------         ----------         ----------     ----------
Contractholder funds on
     investment contracts              $      1,977,479     $     1,951,214   $      2,143,482    $     2,118,583
Separate Accounts                             5,719,203           5,719,203          4,354,783          4,354,783

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charges. The fair value of immediate annuities and annuities without life contingencies with fixed terms is estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Separate Accounts liabilities are carried at the fair value of the underlying assets.


7.    Income Taxes

The Company joins the Corporation and its other eligible domestic subsidiaries in the filing of a consolidated federal income tax return (the "Allstate Group") and is party to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company paid to or received from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

Prior to the Distribution, the Corporation and all of its eligible domestic subsidiaries, including the Company, joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Sears Tax Sharing Agreement"). Under the Sears Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Allstate Group filed a separate consolidated return, except that items such as net operating losses, capital losses or similar items, which might not be recognized in a separate return, were allocated according to the Sears Tax Sharing Agreement.

The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Sears Tax Sharing Agreement with respect to the Allstate Group's federal income tax liability.

                       NORTHBROOK LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

The components of the deferred income tax assets and liabilities at December 31, are as follows:


                                                            1997               1996
                                                          -------             -------

Deferred assets
    Separate Accounts                                    $   149             $     -
                                                         -------             -------

Deferred liabilities
    Difference in tax bases of investments                (1,454)             (1,392)
    Unrealized net capital gains                          (1,369)               (693)
                                                         -------             -------
         Total deferred liabilities                       (2,823)             (2,085)
                                                         --------            --------
         Net deferred liability                          $(2,674)            $(2,085)
                                                         ========            ========

The components of income tax expense for the year ended December 31, are as follows:

                                                                    1997              1996             1995
                                                                    ----              ----             ----

Current                                                            $ 1,843         $  1,642       $     1,078
Deferred                                                               (87)              24               608
                                                               -----------      -----------       -----------
    Total income tax expense                                       $ 1,756         $  1,666       $     1,686
                                                               ===========      ===========       ===========

The Company paid income taxes of $2,236, $2,308 and $4,980 in 1997, 1996 and 1995, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                                    1997              1996              1995
                                                                    ----              ----              ----

Statutory federal income tax rate                                  35.0%             35.0%             35.0%
Tax-exempt income                                                  (0.4)             (0.6)                -
Other                                                                 -              (0.2)             (0.3)
                                                                   ----              -----             -----
Effective federal income tax rate                                  34.6%             34.2%             34.7%
                                                                   ====              ====              ====

                       NORTHBROOK LIFE INSURANCE COMPANY
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)



Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1997, approximately $16, will result in federal income taxes payable of $6 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since the Tax Reform Act of 1984.


8.    Statutory Financial Information

The following tables reconcile net income for the year ended December 31, and shareholder's equity at December 31, as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                                      Net Income
                                                                                      ----------
                                                                           1997          1996          1995
                                                                           ----          ----          ----
Balance per generally accepted accounting principles                       $ 3,322        $ 3,202  $      3,163
      Deferred income taxes                                                    (87)            24           608
      Statutory investment reserves                                             79             30           (28)
      Other                                                                   (405)          (691)       (1,443)
                                                                       -----------   ------------  ------------
Balance per statutory accounting practices                                 $ 2,909   $      2,565  $      2,300
                                                                       ===========   ============  ============


                       NORTHBROOK LIFE INSURANCE COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)
                               ($ IN THOUSANDS)

                                                                                 SHAREHOLDER'S
                                                                                   EQUITY
                                                                              ----------------
                                                                             1997             1996
                                                                           -------           -------
Balance per generally accepted accounting principles                    $   83,284       $     78,706
       Deferred income taxes                                                 2,674              2,085
       Unrealized gain/loss on fixed income securities                      (3,911)            (1,979)
       Non-admitted assets and statutory investment
          reserves                                                          (4,431)            (3,317)
       Other                                                                (1,939)              (397)
                                                                        ----------       ------------
Balance per statutory accounting practices                              $   75,677       $     75,098
                                                                        ==========       ============

Permitted statutory accounting practices
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Illinois Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company follows a permitted statutory accounting practice whereby it includes amounts receivable from an affiliated insurance company in statutory admitted assets at a level which exceeds the threshold prescribed by the Illinois Department of Insurance by $7,737.


Final approval of the NAIC's proposed "Comprehensive Guide" on statutory accounting principles is expected in early 1998. Implementation could be as early as January 1, 1999. The requirements of the Comprehensive Guide are not expected to have a material impact on statutory surplus of the Company.

Under the NAIC's proposed accounting practices, the Company's practice related to its receivable from affiliate will be prescribed rather than permitted.

Dividends
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1998 without prior approval of the Illinois Department of Insurance is $7,318.

                       NORTHBROOK LIFE INSURANCE COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)


                                                        Gross                           Net
Year ended December 31, 1997                            amount            Ceded        amount
----------------------------                           --------         --------       ------
Life insurance in force                             $   515,890       $   515,890    $       -
                                                    ===========       ===========    =========

Premiums and contract charges:
         Life and annuities                         $    85,538       $    85,538    $       -
                                                    ===========       ===========    =========


                                                       Gross                             Net
Year ended December 31, 1996                           amount            Ceded          amount
----------------------------                          -------            ------         ------

Life insurance in force                             $   556,242       $  556,242     $       -
                                                    ===========       ==========     =========

Premiums and contract charges:
         Life and annuities                         $    64,519       $   64,519     $       -
                                                    ===========       ==========     =========



                                                       Gross                             Net
Year ended December 31, 1995                          amount            Ceded           amount
----------------------------                          ------            -----           ------

Life insurance in force                             $   610,478       $  610,478     $       -
                                                    ===========       ==========     =========

Premiums and contract charges:
         Life and annuities                         $    54,632       $   54,632     $       -
                                                    ===========       ==========     =========



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

                        NORTHBROOK LIFE INSURANCE COMPANY


                           By      /s/ LOUIS G. LOWER, II
                                   ----------------------
                                   Louis G. Lower, II
                                   Chairman of the Board and
                                     Chief Executive Officer
                                   (Principal Executive Officer)

                           Date    March 30, 1998
                                   ------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           By      /s/ LOUIS G. LOWER, II
                                   ----------------------
                                   Louis G. Lower, II
                                   Chairman of the Board and
                                    Chief Executive Officer
                                   (Principal Executive Officer)

                           Date    March 30, 1998
                                   ------------------


                           By      */s/ PETER H. HECKMAN
                                   ----------------------
                                   Peter H. Heckman
                                   President and Chief Operating Officer


                           Date    March 25, 1998
                                   -------------------


                           By      /s/ MICHAEL J. VELOTTA
                                   ----------------------
                                   Michael J. Velotta
                                   Vice President, Secretary and
                                     General Counsel

                           Date    March 30, 1998
                                   -------------------


                           By      */s/ KEVIN R. SLAWIN
                                   --------------------
                                   Kevin R. Slawin
                                   Vice President and Director

                           Date    March 26, 1998
                                   -------------------


                           By      */s/ KEITH A. HAUSCHILDT
                                   ------------------------
                                   Keith A. Hauschildt
                                   Assistant Vice President and Controller
                                   (Chief Accounting Officer)

                           Date    March 25, 1998
                                   -------------------

*/Pursuant to Power of Attorney filed herewith.