Form 10-Q
period 1998-03-31
NORTHBROOK LIFE INSURANCE CO
filed 1998-05-15
CIK 716791

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

                 For the quarterly period ended: March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-50884
                        33-84480
                        33-90272


                       NORTHBROOK LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


   ILLINOIS                                              35-300152
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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1998; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 1998(Unaudited) and December 31, 1997.................. 3

            Statements of Operations
            Three Months Ended March 31, 1998 and
            March 31, 1997 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 1998 and
                  March 31, 1997 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................13

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURE PAGE...............................................................14





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                         March 31,            December 31,
                                                                           1998                  1997
                                                                     -----------------     -----------------
($ in thousands)                                                        (Unaudited)

ASSETS
Investments
   Fixed income securities at fair value (amortized
     cost $75,571 and $72,491)                                       $     79,376             $     76,402
   Short-term                                                                 336                    3,031
                                                                     ------------             ------------
        Total investments                                                  79,712                   79,433

Net receivable from Allstate Life Insurance Company                           347                    1,467
Reinsurance recoverable from Allstate Life
     Insurance Company                                                  2,246,417                2,293,094
Cash                                                                        1,078                        -
Other assets                                                                5,458                    5,033
Separate Accounts                                                       6,411,254                5,719,203
                                                                     ------------             ------------
          Total assets                                               $  8,744,266             $  8,098,230
                                                                     ============             ============

LIABILITIES
Reserve for life-contingent contract benefits                        $    143,774              $   144,352
Contractholder funds                                                    2,102,376                2,148,555
Income taxes payable                                                           86                      162
Deferred income taxes                                                       2,632                    2,674
Separate Accounts                                                       6,411,254                5,719,203
                                                                     ------------              -----------
          Total liabilities                                             8,660,122                8,014,946
                                                                     ------------              -----------

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                                      2,500                    2,500
Additional capital paid-in                                                 56,600                   56,600
Retained income                                                            22,571                   21,642
Accumulated other comprehensive income:
    Unrealized net capital gains                                            2,473                    2,542
                                                                     ------------              -----------
         Total accumulated other comprehensive income                       2,473                    2,542
                                                                     ------------              -----------


          Total shareholder's equity                                       84,144                   83,284
                                                                     ------------              -----------
          Total liabilities and shareholder's equity                 $  8,744,266              $ 8,098,230
                                                                     ============              ===========




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS


                                                              Three Months Ended
                                                                   March 31,
                                                       ---------------------------------
($ in thousands)                                           1998                  1997
                                                       --------------      -------------
                                                                  (Unaudited)

REVENUES
Net investment income                                  $  1,425                $ 1,272
Realized capital gains and losses                             -                      1
                                                       --------                -------
                                                          1,425                  1,273
                                                       --------                -------

INCOME BEFORE INCOME TAX EXPENSE                          1,425                  1,273

INCOME TAX EXPENSE                                          496                    440
                                                       --------                -------

NET INCOME                                             $    929                $   833
                                                       ========                =======




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                                March 31,
                                                                 ------------------------------------------
($ in thousands)                                                     1998                     1997
                                                                 -----------------     --------------------
                                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $    929                 $     833
Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization and other non-cash items                             153                        86
      Realized capital gains and losses                                   -                        (1)
      Decrease in life-contingent contract benefits and
        contractholder funds                                            (80)                      (11)
      Change in deferred income taxes                                   (79)                       14
      Change in other operating assets and liabilities                  501                      (246)
                                                                   --------                 ---------
           Net cash provided by operating activities                  1,424                       675
                                                                   --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
      Investment collections                                          3,515                       940
      Investment purchases                                           (6,556)                   (6,123)
Change in short-term investments, net                                 2,695                     4,519
                                                                   --------                 ---------
           Net cash used in investing activities                       (346)                     (664)
                                                                   --------                 ---------

NET INCREASE IN CASH                                                  1,078                        11
CASH AT BEGINNING OF PERIOD                                               -                         -
                                                                   --------                 ---------
CASH AT END OF PERIOD                                              $  1,078                 $      11
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

     The financials statements and notes as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10K for 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.


2.   Reinsurance

     The Company has reinsurance agreements whereby all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. The statements of operations is presented net of reinsurance transactions. Therefore, the amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                                   Three Months Ended
                                                                        March 31,
                                                            ----------------------------------
         ($ in thousands)                                       1998               1997
                                                            --------------    ----------------

         Premiums                                           $      366          $      562
         Contract charges                                       23,708              17,476
         Credited interest, policy benefits,
             and expenses                                       52,663              52,727



3.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these changes consist of changes in unrealized gains and losses of the investment portfolio. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The cumulative amount of these changes is reported in the statements of financial position as accumulated other comprehensive income.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the three-month periods ended March 31,

         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                                Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax        Pretax       effect        tax
                                                 ------      ------      ------       ------       ------       ------
         Unrealized capital gains and and losses:
         Unrealized holding gains
             (losses) arising during
             the period                           (106)          37         (69)       (1,828)        641       (1,187)
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                              -            -           -             1           -            1
                                               -------     --------     -------       -------     -------     --------

         Other comprehensive
         income                                $  (106)    $     37     $   (69)      $(1,829)    $   641     $ (1,188)
                                               =======     ========     =======       =======     =======     ========

         Comprehensive income                                           $   860                               $   (355)
                                                                        =======                               ========


4.   Regulation and Legal Proceedings

     The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1997.

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


Results of Operations
---------------------
($ in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       1998                  1997
                                                                 -------------         -------------
Net investment income                                            $       1,425         $       1,272
                                                                 =============         =============
Realized capital gains and losses, after-tax                     $           -         $           1
                                                                 =============         =============
Net income                                                       $         929         $         833
                                                                 =============         =============
Investments                                                      $      79,712         $      72,932
                                                                 =============         =============

     The Company and ALIC have reinsurance agreements under which all contract and policy related transactions other than those relating to Separate Accounts are transferred to ALIC. The Company's results of operations include only investment income and realized capital gains and losses earned on the assets of the Company that are not transferred to ALIC under the reinsurance agreements.

     Net income for the first quarter of 1998 was $929 thousand compared to $833 thousand for the first quarter of 1997. The increase in net income was primarily due to increased investment income partially offset by increased federal income taxes.

     Pretax net investment income for the three-month period ended March 31, 1998 was $1.4 million compared to $1.3 million for the same period last year. Additional investment income was earned on higher investment balances arising from positive cash flows from operating activities.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Financial Position
------------------
($ in thousands)

                                                               March 31,              December 31,
                                                                 1998                     1997
                                                          ----------------         ----------------
Fixed income securities (1)                               $       79,376           $       76,402
Short-term investments                                               336                    3,031
                                                          --------------           --------------
         Total investments                                $       79,712           $       79,433
                                                          ==============           ==============
Reinsurance recoverable from ALIC                         $    2,246,417           $    2,293,094
                                                          ==============           ==============
Separate Account assets and liabilities                   $    6,411,254           $    5,719,203
                                                          ==============           ==============
Contractholder funds                                      $    2,102,376           $    2,148,555
                                                          ==============           ==============

(1)Fixed income securities are carried at fair value. Amortized cost for these securities was $75,571 and $72,491 at March 31, 1998 and December 31, 1997, respectively.


     The Company's fixed income securities portfolio consists of mortgage-backed securities, publicly traded corporate bonds, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

     Total investments increased to $79.7 million at March 31, 1998 from $79.4 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations offset in part by a decrease in unrealized capital gains on fixed income securities. At March 31, 1998, unrealized net capital gains on the fixed income securities were $3.8 million compared to $3.9 million at December 31, 1997.

     At March 31, 1998, all of the Company's fixed income  securities  portfolio
is  rated   investment   grade,   with  a  National   Association  of  Insurance
Commissioners ("NAIC") rating of 1 or 2 or a Moody's rating of Aaa, Aa or A.

     The Company's short-term investment portfolio was $336 thousand and $3.0 million at March 31, 1998 and December 31, 1997, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     During the three months ended March 31, 1998, contractholder funds decreased by $46.2 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $46.7 million. Interest credited to contractholders and sales of fixed annuity contracts were more than offset by fixed annuity surrenders, withdrawals, policyholder transfers from fixed annuity contracts to flexible premium deferred variable annuity contracts and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     Separate Account assets and liabilities increased by $692 million, primarily attributable to sales of flexible premium deferred variable annuity contracts, the favorable investment performance of the Separate Account investment portfolios and transfers from fixed annuity contracts, partially offset by variable annuity surrenders and withdrawals.


Liquidity and Capital Resources
-------------------------------

     Under the terms of reinsurance agreements, premiums and deposits on universal life policies and investment contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for risks reinsured.


Year 2000
---------

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, and policy and contract administration. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated or replaced, ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. Year 2000 costs are and will continue to be expensed as incurred.

Pending Accounting Standards
----------------------------

     Statement of Financial Accounting Standardds ("SFAS") No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this SFAS and has yet to determine its impact on its current reporting segments. The requirements of this statement will be adopted effective December 31, 1998.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this standard are expected to be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.


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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K

      (2)    None
      (3)(i) Articles of Incorporation*
        (ii) By-laws*
      (4)    Form of Northbrook Life Insurance Company
             Flexible Premium Deferred Annuity Contract and Application**
     (10)(i) Reinsurance Agreement between Northbrook Life
             Insurance Company and Allstate Life Insurance Company***
         (ii)Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company****
     (11)    None
     (15)    None
     (18)    None
     (19)    None
     (22)    None
     (23)(a) Consent of Independent Public Accountants*****
         (b) Consent of Attorneys******
     (24)    None
     (27)    Financial Data Schedule
     (99)    None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1998.


* Previously filed in Form N-4 Registration Statement No.33-35412 dated June 14, 1990 and incorporated by reference.

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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1998.



                           NORTHBROOK LIFE INSURANCE COMPANY
                           ---------------------------------
                                  (Registrant)






/s/ LOUIS G. LOWER, II               CHAIRMAN OF THE BOARD OF DIRECTORS
------------------------               AND CHIEF EXECUTIVE OFFICER
 LOUIS G. LOWER, II                  (Principal Executive Officer)



/s/ KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
------------------------              (Chief Accounting Officer)
 KEITH A. HAUSCHILDT