Form 10-Q
period 1998-06-30
NORTHBROOK LIFE INSURANCE CO
filed 1998-08-14
CIK 716791

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

                 For the quarterly period ended: June 30, 1998

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1998; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1998(Unaudited) and December 31, 1997.................. 3

            Statements of Operations
            Three Months Ended June 30, 1998 and June 30, 1997 and Six Months
            Ended June 30, 1998 and June 30, 1997 (Unaudited)............... 4

            Statements of Cash Flows
            Six Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)................................. 5

            Notes to Financial Statements (Unaudited)....................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................12

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................12

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................12

SIGNATURE PAGE...............................................................13





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                                 June 30,               December 31,
                                                                                   1998                     1997
                                                                           --------------------------------------------
($ in thousands)                                                               (Unaudited)

ASSETS
Investments
   Fixed income securities at fair value (amortized
     cost $74,837 and $72,491)                                                 $     79,168             $     76,402
   Short-term                                                                         7,567                    3,031
                                                                               ------------             ------------
        Total investments                                                            86,735                   79,433

Reinsurance recoverable from Allstate Life
     Insurance Company                                                            2,200,416                2,293,094
Net receivable from Allstate Life Insurance Company                                       -                    1,467
Cash                                                                                     15                        -
Other assets                                                                          7,638                    5,033
Separate Accounts                                                                 6,601,037                5,719,203
                                                                               ------------             ------------
        Total assets                                                           $  8,895,841             $  8,098,230
                                                                               ============             ============

LIABILITIES
Reserve for life-contingent contract benefits                                  $    143,822             $    144,352
Contractholder funds                                                              2,056,679                2,148,555
Income taxes payable                                                                    467                      162
Deferred income taxes                                                                 2,914                    2,674
Net payable to Allstate Life Insurance Company                                        5,532                        -
Separate Accounts                                                                 6,601,037                5,719,203
                                                                               ------------             ------------
        Total liabilities                                                         8,810,451                8,014,946
                                                                               ------------             ------------

Commitments and Contingent Liabilities (Note 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                                                2,500                    2,500
Additional capital paid-in                                                           56,600                   56,600
Retained income                                                                      23,476                   21,642
Accumulated other comprehensive income:
        Unrealized net capital gains                                                  2,814                    2,542
                                                                               ------------             ------------
     Total accumulated other comprehensive income                                     2,814                    2,542
                                                                               ------------             ------------

        Total shareholder's equity                                                   85,390                   83,284
                                                                               ------------             ------------
        Total liabilities and shareholder's equity                             $  8,895,841             $  8,098,230
                                                                               ============             ============




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS


                                             Three months ended                    Six months ended
                                                  June 30,                             June 30,
                                     -----------------------------------  -----------------------------------
($ in thousands)                           1998              1997              1998               1997
                                     -----------------  ----------------  ----------------  -----------------
                                                                   (Unaudited)

REVENUES
Net investment income                     $  1,385          $  1,256          $  2,810         $  2,528
Realized capital gains and losses                -               (70)                -              (69)
                                          --------          --------          --------         --------

INCOME BEFORE INCOME
    TAX EXPENSE                              1,385             1,186             2,810            2,459

INCOME TAX EXPENSE                             480               410               976              850
                                          --------          --------          --------         --------

NET INCOME                                $    905          $    776          $  1,834         $  1,609
                                          ========          ========          ========         ========




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                           Six months ended
                                                                                               June 30,
                                                                             ---------------------------------------------
($ in thousands)                                                                    1998                     1997
                                                                             --------------------     --------------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    1,834                $    1,609
Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization and other non-cash items                                            305                       179
      Realized capital gains and losses                                                  -                        69
      Change in life-contingent contract benefits and
        contractholder funds                                                           272                       (10)
      Change in deferred income taxes                                                  240                        16
      Change in other operating assets and liabilities                               4,173                         5
                                                                                ----------                ----------
           Net cash provided by operating activities                                 6,824                     1,868
                                                                                ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
     Proceeds from sales                                                                 -                     1,606
     Investment collections                                                          5,280                     2,205
     Investment purchases                                                           (7,553)                  (10,170)
Change in short-term investments, net                                               (4,536)                    4,551
                                                                                ----------                ----------
           Net cash used in investing activities                                    (6,809)                   (1,808)
                                                                                ----------                ----------

NET INCREASE IN CASH                                                                    15                        60
CASH AT BEGINNING OF PERIOD                                                              -                         -
                                                                                ----------                ----------
CASH AT END OF PERIOD                                                           $       15                $       60
                                                                                ==========                ==========




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

          The financial statements and notes as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholder's equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these consist of changes in unrealized gains and losses on the investment portfolio. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The required disclosures are presented in Note 3.

          In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development stage of a software development project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.


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

                                                    Three months ended                  Six months ended
                                                         June 30,                           June 30,
                                              -------------------------------    -------------------------------
         ($ in thousands)                         1998              1997             1998              1997
                                              --------------    -------------    --------------    -------------

         Premiums                               $      644        $     258        $    1,010         $    820
         Contract charges                           26,925           19,105            50,633           36,581
         Credited interest, policy
             benefits, and expenses                 53,067           49,018           105,730          101,745


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                      Three months ended June 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                                Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax        Pretax       effect        tax
                                                 ------      ------      ------       ------       ------       ------

         Unrealized capital gains and losses:
         Unrealized holding gains
             (losses) arising during
             the period                          $  524    $   (183)    $    341   $   1,532     $   (537)     $    995
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                               -           -            -         (70)          24           (46)
                                                 ------    --------     --------   ---------     --------      --------

         Other comprehensive income              $  524    $   (183)    $    341   $   1,602     $   (561)     $  1,041
                                                 ======    ========     --------   =========     ========      --------
         Net  income                                                         905                                    776
                                                                        --------                               --------
         Comprehensive income                                           $  1,246                               $  1,817
                                                                        ========                               ========


                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                       Six months ended June 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                                Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax        Pretax       effect        tax
                                                 ------      ------      ------       ------       ------       ------

         Unrealized capital gains and losses:
         Unrealized holding gains
             (losses) arising during
             the period                        $    418    $   (146)    $    272   $     (296)   $     104   $     (192)
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                               -           -            -          (69)           24         (45)
                                               --------    --------     --------   ----------    ----------  ----------

         Other comprehensive income            $    418    $   (146)    $    272   $     (227)   $       80  $     (147)
                                               ========    ========     --------   ==========    ==========  ----------
         Net income                                                        1,834                                  1,609
                                                                        --------                             ----------
         Comprehensive income                                           $  2,106                             $    1,462
                                                                        ========                             ==========


4.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          From time to time the Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




      The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part I. Item 1 contained herein and the financial statements and notes thereto found under Part II. Item 8, with the discussion and analysis found under Part II. Item 7 of the Northbrook Life Insurance Company Annual Report on Form 10-K for 1997.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and annuity products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co.

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


Results of Operations
---------------------
($ in thousands)

                                               Three months ended                    Six months ended
                                                    June 30,                             June 30,
                                        ---------------------------------    ---------------------------------
                                            1998               1997              1998               1997
                                        ---------------    --------------    ----------------    -------------

Net investment income                      $  1,385           $  1,256          $  2,810           $  2,528
                                           ========           ========          ========           ========
Realized capital gains and
   losses, after-tax                       $      -           $    (45)         $      -           $    (44)
                                           ========           ========          ========           ========
Net income                                 $    905           $    776          $  1,834           $  1,609
                                           ========           ========          ========           ========
Investments                                $ 86,735           $ 75,648          $ 86,735           $ 75,648
                                           ========           ========          ========           ========


     The Company and ALIC have reinsurance agreements under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only investment income and realized capital gains and losses earned on the assets of the Company that are not transferred to ALIC under the reinsurance agreements.

      Net income for the three-month and six-month periods ended June 30, 1998 increased $129 thousand and $225 thousand, respectively, compared with the same periods in 1997. The increase in net income was primarily due to increased investment income partially offset by increased federal income taxes.

      Pretax net investment income increased 10.3% and 11.2% in the second quarter and the first six months of 1998, respectively, from the comparable 1997 periods. Additional investment income was earned on higher investment balances arising primarily from positive cash flows from operating activities.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Financial Position
------------------

($ in thousands)
                                                                    June 30,              December 31,
                                                                      1998                    1997
                                                               --------------          ----------------
Fixed income securities (1)                                    $       79,168          $         76,402
Short-term investments                                                  7,567                     3,031
                                                               --------------          ----------------
         Total investments                                     $       86,735          $         79,433
                                                               ==============          ================
Reinsurance recoverable from ALIC                              $    2,200,416          $      2,293,094
                                                               ==============          ================
Separate Account assets and liabilities                        $    6,601,037          $      5,719,203
                                                               ==============          ================
Contractholder funds                                           $    2,056,679          $      2,148,555
                                                               ==============          ================



(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $74,837 and $72,491 at June 30, 1998 and December 31, 1997, respectively.

     The Company's fixed income securities portfolio consists of mortgage-backed securities, publicly traded corporate bonds, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

     Total investments increased to $86.7 million at June 30, 1998 from $79.4 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations and an increase in unrealized net capital gains on fixed income securities. At June 30, 1998, unrealized net capital gains on fixed income securities were $4.3 million compared to $3.9 million at December 31, 1997.

     At June 30, 1998, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 or a Moody's rating of Aaa, Aa, A, or Baa, or a comparable Company internal rating.

     The Company's short-term investment portfolio was $7.6 million and $3.0 million at June 30, 1998 and December 31, 1997, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     During the six months ended June 30, 1998, contractholder funds decreased by $91.9 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $92.7 million. Interest credited to contractholders and sales of fixed annuity contracts were more than offset by fixed annuity surrenders, withdrawals, policyholder transfers from fixed annuity contracts to flexible premium deferred variable annuity contracts and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased by $881.8 million, primarily attributable to sales of flexible premium deferred variable annuity contracts, the favorable investment performance of the Separate Account investment portfolios and transfers from fixed annuity contracts, partially offset by variable annuity surrenders and withdrawals.

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




Liquidity and Capital Resources

     Under the terms of reinsurance agreements, premiums and deposits on universal life policies and annuity contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for risks reinsured.


Year 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, policy and contract administration and investment processing. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated or replaced ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, the Corporation commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company is in the process of developing a contingency plan that will address possibly adverse scenarios. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. The Company is working closely with its business partners, counterparties and suppliers in an effort to bring all communications, facilities, software and systems into Year 2000 compliance. Year 2000 costs are expensed as incurred.

Pending Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this Statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this Statement and has not determined the impact on its current reporting. The requirements of this statement will be adopted effective December 31, 1998.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this standard are expected to be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.


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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the second quarter of 1998.


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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.



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