Form 10-Q
period 1998-09-30
NORTHBROOK LIFE INSURANCE CO
filed 1998-11-13
CIK 716791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

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

                                  847/402-5000
              (Registrant's telephone number, including area code)

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1998; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements                                            Page

            Statements of Financial Position As Of
            September 30, 1998 (Unaudited) and December 31, 1997             3

            Statements of Operations
            Three Months Ended September 30, 1998
            and September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1998
            and September 30, 1997 (Unaudited)                               4

            Statements of Cash Flows
            Nine Months Ended September 30, 1998
            and September 30, 1997(Unaudited)                                5

            Notes to Financial Statements (Unaudited)                        6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    10

Item  3.   Quantitative and Qualitative Disclosure about Market Risk*       N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                 14

Item 2.   Changes in Securities and use of Proceeds*                        N/A

Item 3.   Defaults Upon Senior Securities*                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders*              N/A

Item 5.   Other Information                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                  14

Signature Page


*Omitted pursuant to General Instruction H(2) of Form 10-Q

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                              September 30,             December 31,
                                                                                   1998                     1997
                                                                           ---------------------    --------------------
($ in thousands)                                                               (Unaudited)

ASSETS
Investments
   Fixed income securities at fair value (amortized
     cost $80,707 and $72,491)                                                 $     87,259             $     76,402
   Short-term                                                                         3,133                    3,031
                                                                               ------------             ------------
        Total investments                                                            90,392                   79,433

Reinsurance recoverable from Allstate Life
     Insurance Company                                                            2,169,481                2,293,094
Net receivable from affiliates                                                            -                    1,467
Cash                                                                                     24                        -
Other assets                                                                          8,364                    5,033
Separate Accounts                                                                 6,205,220                5,719,203
                                                                               ------------             ------------
          Total assets                                                         $  8,473,481             $  8,098,230
                                                                               ============             ============

LIABILITIES
Reserve for life-contingent contract benefits                                  $    144,680             $    144,352
Contractholder funds                                                              2,024,885                2,148,555
Income taxes payable                                                                    963                      162
Deferred income taxes                                                                 3,720                    2,674
Net payable to affiliates                                                             6,234                        -
Separate Accounts                                                                 6,205,220                5,719,203
                                                                               ------------             ------------
          Total liabilities                                                       8,385,702                8,014,946
                                                                               ------------             ------------

Commitments and Contingent Liabilities (Note 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                                                2,500                    2,500
Additional capital paid-in                                                           56,600                   56,600
Retained income                                                                      24,421                   21,642
Accumulated other comprehensive income:
          Unrealized net capital gains                                                4,258                    2,542
                                                                               ------------             ------------
     Total accumulated other comprehensive income                                     4,258                    2,542
                                                                               ------------             ------------

          Total shareholder's equity                                                 87,779                   83,284
                                                                               ------------             ------------
          Total liabilities and shareholder's equity                           $  8,473,481             $  8,098,230
                                                                               ============             ============




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS


                                             Three months ended                   Nine months ended
                                               September 30,                        September 30,
                                     -----------------------------------  -----------------------------------
($ in thousands)                           1998              1997              1998               1997
                                     -----------------  ----------------  ----------------  -----------------
                                                                   (Unaudited)

REVENUES
Net investment income                     $  1,457           $ 1,310          $  4,267          $ 3,838
Realized capital gains and losses               12                 1                12              (68)
                                          --------           -------          --------          -------

INCOME BEFORE INCOME
    TAX EXPENSE                              1,469             1,311             4,279            3,770

INCOME TAX EXPENSE                             524               454             1,500            1,304
                                          --------           -------          --------          -------

NET INCOME                                $    945           $   857          $  2,779          $ 2,466
                                          ========           =======          ========          =======




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                          Nine months ended
                                                                                            September 30,
                                                                             ---------------------------------------------
($ in thousands)                                                                    1998                     1997
                                                                             --------------------     --------------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    2,779                $    2,466
Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization and other non-cash items                                            397                       316
      Realized capital gains and losses                                                (12)                       68
      Changes in life-contingent contract benefits and
        contractholder funds                                                           271                       122
      Changes in deferred income taxes                                                 121                        17
      Changes in other operating assets and liabilities                              4,605                      (126)
                                                                                ----------                ----------
           Net cash provided by operating activities                                 8,161                     2,863
                                                                                ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
     Proceeds from sales                                                                 -                     1,606
      Investment collections                                                         7,681                     3,709
      Investment purchases                                                         (15,782)                  (12,173)
Change in short-term investments, net                                                  (36)                    4,257
                                                                                ----------                ----------
           Net cash used in investing activities                                    (8,137)                   (2,601)
                                                                                ----------                ----------

NET INCREASE IN CASH                                                                    24                       262
CASH AT BEGINNING OF PERIOD                                                              -                         -
                                                                                ----------                ----------
CASH AT END OF PERIOD                                                           $       24                $      262
                                                                                ==========                ==========




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation

     The accompanying financial statements include the accounts of Northbrook Life Insurance Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

     The financial statements and notes as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, cash flows or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.


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


                                                    Three months ended                 Nine months ended
                                                      September 30,                      September 30,
                                              -------------------------------    -------------------------------
         ($ in thousands)                         1998              1997             1998              1997
                                              --------------    -------------    --------------    -------------

         Premiums                               $      883        $     549        $    1,893       $    1,369
         Contract charges                           25,684           23,938            76,317           60,519
         Credited interest, policy
             benefits, and other expenses           56,573           47,674           162,303          143,899



                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



3.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                    Three months ended September 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                                Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax        Pretax       effect        tax
                                                 ------      ------      ------       ------       ------       ------

         Unrealized capital gains and losses:
         Unrealized holding gains
             arising during the period          $ 2,235     $  (783)    $ 1,452        $  1,294      $  (452)    $  842
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                              12          (4)          8               1            -          1
                                                -------     -------     -------        --------      -------     ------


         Other comprehensive income             $ 2,223     $  (779)    $ 1,444        $  1,293      $  (452)    $  841
                                                =======     =======     -------        ========      =======     ------
         Net  income                                                        945                                     857
                                                                        -------                                  ------
         Comprehensive income                                           $ 2,389                                  $1,698
                                                                        =======                                  ======

                                                                    Nine months ended September 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                                Income
                                                               tax       After-                     tax          After-
                                                 Pretax      effect        tax        Pretax       effect         tax
                                                 ------      ------      ------       ------       ------        ------

         Unrealized capital gains and losses:
         Unrealized holding gains
             arising during the period          $ 2,653      $ (929)     $ 1,724      $   998      $  (348)     $   650
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                              12          (4)           8          (68)           24         (44)
                                                -------      ------      -------      -------      --------     -------


         Other comprehensive income             $ 2,641      $ (925)     $ 1,716      $ 1,066      $   (372)    $   694
                                                =======      ======      -------      =======      ========     -------
         Net income                                                        2,779                                  2,466
                                                                         -------                                -------
         Comprehensive income                                            $ 4,495                                $ 3,160
                                                                         =======                                =======

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

                        Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part I. Item 1 contained herein and the discussion, analysis, financial statements and notes thereto in Part II. Item 7 and Item 8 of the Northbrook Life Insurance Company Annual Report on Form 10-K for 1997.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and annuity products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Life insurance policies sold by the Company include universal life and other interest-sensitive life and variable life products. Annuity contracts include both deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities.

     Flexible premium deferred variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.


Results of Operations

($ in thousands)

                                               Three months ended                   Nine months ended
                                                 September 30,                        September 30,
                                        ---------------------------------    ---------------------------------
                                            1998               1997              1998               1997
                                        --------------     --------------    --------------     --------------

Net investment income                      $  1,457           $  1,310          $  4,267           $  3,838
                                           ========           ========          ========           ========
Realized capital gains and
   losses, after-tax                       $      8           $      1          $      8           $    (44)
                                           ========           ========          ========           ========
Net income                                 $    945           $    857          $  2,779           $  2,466
                                           ========           ========          ========           ========
Investments                                $ 90,392           $ 77,772          $ 90,392           $ 77,772
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

     Net income for the three month and nine month periods ended September 30, 1998 increased $88 thousand and $313 thousand, respectively, compared with the same periods in 1997. The increase in net income was primarily due to increased investment income.

     Pretax net investment income increased 11.2% in the third quarter and the first nine months of 1998 from the comparable 1997 periods. Investment income earned on higher investment balances was partially offset by lower portfolio yields.

                       Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)

Financial Position

($ in thousands)

                                                                  September 30,           December 31,
                                                                      1998                    1997
                                                               ----------------        ----------------
            Fixed income securities (1)                        $         87,259        $         76,402
            Short-term investments                                        3,133                   3,031
                                                               ----------------        ----------------
            Total investments                                  $         90,392        $         79,433
                                                               ================        ================
            Reinsurance recoverable from ALIC                  $      2,169,481        $      2,293,094
                                                               ================        ================
            Separate Account assets and liabilities            $      6,205,220        $      5,719,203
                                                               ================        ================
            Contractholder funds                               $      2,024,885        $      2,148,555
                                                               ================        ================

          (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $80,707 and $72,491 at September 30, 1998 and December 31, 1997, respectively.

     The Company's fixed income securities portfolio consists of mortgage-backed securities, publicly traded corporate bonds, U.S. government bonds and municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

      Total investments increased to $90.4 million at September 30, 1998 from $79.4 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations and an increase in unrealized net capital gains on fixed income securities. At September 30, 1998, unrealized net capital gains on fixed income securities were $6.6 million compared to $3.9 million at December 31, 1997.

     The Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 or a Moody's rating of Aaa, Aa, A, or Baa, or a comparable Company internal rating.

     The carrying value of the Company's short-term investment portfolio was $3.1 million and $3.0 million at September 30, 1998 and December 31, 1997, respectively. The Company generally invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     During the nine months ended September 30, 1998, contractholder funds decreased by $123.7 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $123.6 million. Sales of fixed annuity contracts and interest credited to contractholders were more than offset by fixed annuity surrenders, withdrawals, policyholder transfers from fixed annuity contracts to variable annuity contracts and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased by $486.0 million, primarily attributable to sales of variable annuity contracts, the favorable investment performance of the Separate Account investment portfolios and transfers from fixed annuity contracts, partially offset by variable annuity surrenders, withdrawals and fees.

                       Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)




Liquidity and Capital Resources

     Under the terms of reinsurance agreements, premiums and deposits on life insurance policies and annuity contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as the direct insurer for risks reinsured.


Year 2000


     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, policy and contract administration, investment processing and other enterprise systems. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain imbedded hardware or software that may have a Year 2000 sensitive component. The Company believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

     In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: (1) assessment and analysis of affected systems and equipment; (2) remediation and compliance of systems and equipment through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant; (3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing; and (4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

     The Corporation believes that the first step of this plan, assessment, is complete, and is currently in the remediation phase for all systems and equipment. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Management believes the majority of the Corporation's computer systems and equipment will be remediated by the end of 1998, with the investment processing systems and certain midrange computers to be remediated by the middle of 1999.

     The third phase of the plan which includes clock-forward testing of the Corporation's systems and non-IT, is scheduled to be largely complete by the end of 1998. The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems and equipment supporting these processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

                       Northbrook Life Insurance Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)



     In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. The Company is currently soliciting its key external counterparties and suppliers to certify that they are compliant with the Year 2000 issues or are taking actions they believe will adequately prepare them for the Year 2000. The Company will continue its efforts to receive responses on Year 2000 compliance from these parties. If key vendors are unable to meet the Year 2000 requirement, the Company intends to prepare contingency plans that will allow the Company to continue to sell to and service its customers. Management believes these contingency plans should be completed by mid-1999. The Company may also be exposed to the risk that the issuers of investments will be adversely impacted by Year 2000 issues.

     The Company presently believes that it will resolve the Year 2000 issue in a timely manner, and the costs incurred to achieve Year 2000 compliance of Company systems are not expected to be material to the Company's results of operations, liquidity or financial position. Year 2000 costs are expensed as incurred.



Pending Accounting Standards


     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.


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

    (b)  Reports on 8-K

        No  reports on Form 8-K were  filed  during the third  quarter of 1998.



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

***   Previously filed in Form S-1 Registration Statement No. 33-39268 dated March 6, 1991 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No. 33-84480 dated March 8, 1995 and incorporated by reference.

***** Previously filed and incorporated by reference in the following Form S-1 registration statements: 33-90272 filed April 1, 1998; 33-84480 filed April 1, 1998; and 33-50884 filed April 1, 1998.

****** Previously filed and incorporated by reference in the following Form S-1 registration statements: 33-90272 filed April 1, 1998; 33-84480 filed April 1, 1998; and 33-50884 filed April 1, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Northbrook Life Insurance Company
                                    (Registrant)



DATE   November 13, 1998             /s/ LOUIS G. LOWER, II
    ------------------------         ----------------------
                                     LOUIS G.  LOWER, II
                                     CHAIRMAN OF THE BOARD OF DIRECTORS
                                        and CHIEF EXECUTIVE OFFICER
                                     (Principal Executive Officer)




DATE   November 13, 1998              /s/ KEITH A. HAUSCHILDT
     -----------------------          -----------------------
                                      KEITH A. HAUSCHILDT
                                      ASSISTANT VICE PRESIDENT AND CONTROLLER
                                      (Chief Accounting Officer)