Form 10-Q
period 1999-09-30
NORTHBROOK LIFE INSURANCE CO
filed 1999-11-12
CIK 716791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-90272
                        33-84480
                        33-50884

                        NORTHBROOK LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


        ARIZONA                                     36-3001527
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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1999; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements                                            Page

            Statements of Financial Position As Of
            September 30, 1999 (Unaudited) and December 31, 1998             3

            Statements of Operations
            Three Months Ended September 30, 1999
            and September 30, 1998 (Unaudited)
            Nine Months Ended September 30, 1999
            and September 30, 1998 (Unaudited)                               4

            Statements of Cash Flows
            Nine Months Ended September 30, 1999
            and September 30, 1998(Unaudited)                                5

            Notes to Financial Statements (Unaudited)                        6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

Item  3.   Quantitative and Qualitative Disclosure about Market Risk*       N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                 15

Item 2.   Changes in Securities and use of Proceeds*                        N/A

Item 3.   Defaults Upon Senior Securities*                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders*              N/A

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15

Signature Page


*Omitted pursuant to General Instruction H(2) of Form 10-Q

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                        SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                        -------------  -------------
($ in thousands, except par value data)                  (UNAUDITED)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $87,390 and $81,156) ..........   $    86,523    $    86,336
   Short-term .......................................         4,047          5,083
                                                        -----------    -----------
         Total investments ..........................        90,570         91,419

Reinsurance recoverable from
   Allstate Life Insurance Company ..................     2,020,444      2,148,091
Other assets ........................................         6,525          6,705
Separate Accounts ...................................     7,313,227      7,031,083
                                                        -----------    -----------
         TOTAL ASSETS ...............................   $ 9,430,766    $ 9,277,298
                                                        ===========    ===========

LIABILITIES
Reserve for life-contingent contract benefits .......   $   146,183    $   145,055
Contractholder funds ................................     1,874,367      2,003,122
Current income taxes payable ........................         1,828          1,830
Deferred income taxes ...............................         1,119          3,316
Payable to affiliates, net ..........................         6,766          5,085
Separate Accounts ...................................     7,313,227      7,031,083
                                                        -----------    -----------
         TOTAL LIABILITIES ..........................     9,343,490      9,189,491
                                                        -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding ............         2,500          2,500
Additional capital paid-in ..........................        56,600         56,600
Retained income .....................................        28,739         25,340

Accumulated other comprehensive income:
    Unrealized net capital gains and losses .........          (563)         3,367
                                                        -----------    -----------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME          (563)         3,367
                                                        -----------    -----------
         TOTAL SHAREHOLDER'S EQUITY .................        87,276         87,807
                                                        -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .   $ 9,430,766    $ 9,277,298
                                                        ===========    ===========




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS




                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                    ------------------   ------------------
($ in thousands)                      1999       1998     1999      1998
                                    -------    -------   -------   -------
                                       (UNAUDITED)          (UNAUDITED)

REVENUES
Net investment income ...........   $ 1,684    $ 1,457   $ 4,668   $ 4,267
Realized capital gains and losses        (8)        12       557        12
                                    -------    -------   -------   -------

INCOME BEFORE INCOME TAX EXPENSE      1,676      1,469     5,225     4,279
Income tax expense ..............       586        524     1,826     1,500
                                    -------    -------   -------   -------

NET INCOME ......................   $ 1,090    $   945   $ 3,399   $ 2,779
                                    =======    =======   =======   =======































See notes to financial statements.


                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS



                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ---------------------
($ in thousands)                                                1999         1998
                                                              --------    ---------
                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................   $  3,399    $  2,779
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other
           non-cash items .................................        192         397
       Realized capital gains and losses ..................       (557)        (12)
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds ...................         20         271
           Income taxes payable ...........................        (82)        922
           Other operating assets and payable to affiliates      1,074       3,804
                                                              --------    --------
               Net cash provided by operating activities ..      4,046       8,161
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales ................................     16,059          --
       Investment collections .............................      6,007       7,681
       Investment purchases ...............................    (27,244)    (15,782)
Change in short-term investments, net .....................      1,132         (36)
                                                              --------    --------
               Net cash used in investing activities ......     (4,046)     (8,137)
                                                              --------    --------

NET INCREASE IN CASH ......................................         --          24
CASH AT THE BEGINNING OF PERIOD ...........................         --          --
                                                              --------    --------
CASH AT END OF PERIOD .....................................   $     --    $     24
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

      The financial statements and notes as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

2.    REINSURANCE

      The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC, and reflected net of such reinsurance in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                       NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by the assuming company under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.



                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                  -------------------   -------------------
         ($ in thousands)           1999       1998       1999       1998
                                  --------   --------   --------   --------

      Premiums                    $    175   $    883   $  2,117   $  1,893
      Contract charges              29,919     25,684     87,499     76,317
      Credited interest, policy
        benefits, and certain
        expenses                    57,864     56,435    171,725    162,165



3.    COMPREHENSIVE INCOME

      The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                           ------------------------------------     --------------------------------

                                                                        AFTER-                               AFTER-
                                              PRETAX        TAX          TAX          PRETAX      TAX         TAX
                                              ------        ---          ---          ------      ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                 $ (1,213)        $425        $ (788)        $2,235     $(783)     $ 1,452
       Less:  reclassification
         adjustment for realized
         net capital
        (losses)gains included in                (8)           3            (5)            12        (4)           8
         net income                        --------     --------      --------       --------   -------     --------
       Unrealized net capital
         (losses) gains                      (1,205)         422          (783)         2,223      (779)       1,444
                                           --------     --------      --------       --------   -------     --------
       Other comprehensive
         (loss) income                     $ (1,205)    $    422          (783)       $ 2,223    $ (779)       1,444
                                           ========     ========                     ========   =======

       Net income                                                        1,090                                   945
                                                                      --------                              --------

       Comprehensive
         income                                                         $  307                                $2,389
                                                                      ========                              ========



                       NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                           ------------------------------------     --------------------------------

                                                                        AFTER-                               AFTER-
                                              PRETAX        TAX          TAX          PRETAX      TAX         TAX
                                              ------        ---          ---          ------      ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                 $ (5,490)      $1,922      $ (3,568)        $2,653     $(929)     $ 1,724
       Less:  reclassification
         adjustment for realized
         net capital
         gains included in                      557         (195)          362             12        (4)           8
         net income                        --------     --------      --------       --------   -------     --------
       Unrealized net capital
         (losses) gains                      (6,047)       2,117        (3,930)         2,641      (925)       1,716
                                           --------     --------      --------       --------   -------     --------
       Other comprehensive
         (loss) income                     $ (6,047)      $2,117        (3,930)       $ 2,641    $ (925)       1,716
                                           ========       ======                     ========   =======

       Net income                                                        3,399                                 2,779
                                                                      --------                              --------

       Comprehensive
         (loss) income                                                  $ (531)                               $4,495
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

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


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

      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), currently markets savings products and variable life insurance products through Dean Witter Reynolds Inc. ("Dean Witter"), a wholly owned subsidiary of Morgan Stanley Dean Witter. Savings products consist of fixed annuity products, including indexed and market value adjusted annuities, as well as variable annuities. The financial statements also include the impacts of structured settlement annuities, universal life and single premium life policies, which the Company no longer actively sells. The Company re-domesticated its operations from Illinois to Arizona in 1998. The Company has identified itself as a single segment entity.

      The assets and liabilities related to variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

      RESULTS OF OPERATIONS


         ($ in thousands)                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                      ----------------------------------     ----------------------------------
                                           1999               1998                1999               1998
                                      ---------------     --------------     ---------------    ---------------

         Net investment income               $ 1,684            $ 1,457             $ 4,668            $ 4,267
                                             =======            =======             =======            =======

         Realized capital gains
            and losses, after tax            $   (5)             $    8              $  362             $    8
                                             =======             ======              ======             ======

         Net income                          $ 1,090             $  945             $ 3,399            $ 2,779
                                             =======             ======             =======            =======

         Total investments                   $90,570            $90,392             $90,570            $90,392
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

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


      Net income for the third quarter of 1999 was $1.1 million compared with $945 thousand for the same period in 1998, primarily due to higher net investment income. For the first nine months of 1999, net income increased 22.3% to $3.4 million compared to the same period last year. The increase was driven by realized capital gains from the sale of mortgage-backed securities and higher net investment income.

      Pretax net investment income increased 15.6% in the third quarter of 1999 and 9.4% for the nine month period ended September 30, 1999 compared with the same periods last year. For the third quarter of 1999, the increase in net investment income was driven by larger investment balances and higher investment yields. Increases in net investment income for the nine month period ended September 30, 1999 was due to higher investment balances partially offset by increased investment expenses. Investments at September 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 9.1% from the same period last year.

      FINANCIAL POSITION

      ($ in thousands)                              SEPTEMBER 30,   DECEMBER 31,
                                                        1999             1998
                                                    ------------   ------------

      Fixed income securities (1)                      $  86,523       $  86,336
      Short-term investments                               4,047           5,083
                                                     -----------     -----------
           Total investments                         $    90,570       $  91,419
                                                     ===========       =========
      Reinsurance recoverable from ALIC              $ 2,020,444     $ 2,148,091
                                                     ===========     ===========
      Separate Account assets and liabilities        $ 7,313,227     $ 7,031,083
                                                     ===========     ===========
      Reserve for life-contingent contract benefits    $ 146,183      $  145,055
                                                     ===========      ==========
      Contracholder funds                            $ 1,874,367     $ 2,003,122
                                                     ===========     ===========

      (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $87,390 and $81,156 at September 30, 1999 and December 31, 1998, respectively.

      Total investments were $90.6 million at September 30, 1999 compared to $91.4 million at December 31, 1998. The investment of positive cash flows generated from operations were more than offset by a decrease in unrealized net capital gains on fixed income securities. At September 30, 1999, unrealized net capital losses on fixed income securities were $867 thousand compared to unrealized net capital gains of $5.2 million at December 31, 1998. The significant change in the unrealized gain/loss position is primarily attributable to rising interest rates.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      At September 30, 1999, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      During the nine months ended September 30, 1999, contractholder funds and reinsurance recoverable for ALIC decreased by $128.8 million and $127.6 million, respectively. Deposits and interest credited to contractholders were more than offset by fixed annuity surrenders and withdrawals and transfers to the Separate Accounts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Account assets and liabilities increased $282.1 million to $7.31 billion at September 30, 1999. The increase was primarily attributable to sales of variable annuity contracts and favorable investment performance of the Separate Account investment portfolios, partially offset by surrenders and withdrawals.

      LIQUIDITY AND CAPITAL RESOURCES

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's financial strength was rated Aa2, AA+ and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 1999.

      The primary source for the remainder of the Company's funds is the collection of principal and interest from the investment portfolio. The Company may also receive capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      YEAR 2000

      The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

      The Corporation is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, non-IT contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

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

      The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will be completed by December 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and suppliers supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with the Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. This testing will be complete by December 1999. In addition, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. This review will also be complete by December 1999. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      The final step of the contingency planning phase includes the establishment of a Year 2000 Command Center and wellness checks for the Corporation's systems and equipment. The Command Center will be in operation 24 hours a day for several days before and after January 1, 2000 and other critical Year 2000 dates, to serve as a center of expertise in the event a Year 2000 problem is encountered at the Corporation. Wellness checks will be performed by designated personnel throughout the Corporation on specified systems and non-IT to determine that they are functioning properly on or after January 1, 2000. The results of the wellness checks will be reported to the Command Center.

      The Corporation has considered numerous risk scenarios during the contingency planning phase. Through this planning, management believes that the scenario which could be considered the worst case, includes a widespread, prolonged failure of public utility systems which would not only cause power outages for the Corporation, but also cause telecommunications, banking or external counterparty and supplier service outages. While the Corporation has assessed and will continue to assess data on the utility, telecommunication, and banking industries, it acknowledges the possibility that a prolonged widespread outage in any or all of these industries could lead to a worse case scenario. However, the Corporation does not consider such prolonged widespread outages to be reasonably likely. Therefore, the Corporation has focused its most reasonably likely worse case scenario contingency planning on limited scale outages in order to ensure the ability to deal with risks of likely scenarios. Because the Corporation is prepared for outages on a localized basis as part of normal business operations, the Corporation considers the impacts of this most reasonably likely scenario to be immaterial to the Corporation's results of operations, liquidity or financial position.

      The Company markets its products exclusively through Dean Witter. Management believes that its interactions and interfaces with Dean Witter are Year 2000 compliant. Therefore, the impacts of Year 2000 to the Company's results of operations, liquidity and financial position are expected to be immaterial.

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

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      The Corporation may be exposed to the risk that the issuers of investments in its portfolios will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Based on its current review, the Corporation believes that although Year 2000 issues may temporarily affect the market or individual issuers, the potential impact of Year 2000 on its investment portfolio will not be material.

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of September 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

      PENDING ACCOUNTING STANDARDS

      In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the operations or financial position of the Company.

      FORWARD-LOOKING STATEMENTS

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes the following important factor that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statement:

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

(19) None

(22) None

(23) Not required

(24) Power of Attorney - Samuel H. Pilch

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 1999.



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


(27)                Financial Data Scehdule