Form 10-K
period 1999-12-31
NORTHBROOK LIFE INSURANCE CO
filed 2000-03-29
CIK 716791

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

For fiscal year ended December 31, 1999 Commission file numbers:  033-50884
                                                                  033-84480
                                                                  033-90272
                                                                  333-25057
                                                                  033-35412
                                                                  002-82511

                       Northbrook Life Insurance Company
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

            ARIZONA                                       36-3001527
            ---------                                     -----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 1999, there were 25,000 shares of common capital stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                       NORTHBROOK LIFE INSURANCE COMPANY
             (A wholly owned subsidiary of Allstate Life Insurance Company)

                      Annual Report for 1999 On Form 10-K

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

PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...................................13

Index to Financial Statement Schedules..............................14
Signatures..........................................................15
Exhibit Index.......................................................E-1

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

Northbrook Life and ALIC entered into reinsurance agreements, effective December 31, 1987, under which Northbrook Life reinsures substantially all of its business with ALIC. Under the agreements, purchase payments under substantially all general account contracts are transferred to ALIC and become invested with the assets of ALIC, and ALIC is bound to stand behind the Company's contractual obligations to its policyholders. However, the obligations of ALIC under the reinsurance agreements are to the Company. In addition, assets of the Company that relate to insurance in-force excluding Separate Account assets are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes. To conform with the 1999 presentation, certain prior year amounts have been reclassified.

         The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets savings and life insurance products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, and variable annuities. Life insurance consists of interest-sensitive life, immediate annuities with life contingencies, and variable life insurance.

         The Company has identified itself as a single segment entity.

         The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income.

RESULTS OF OPERATIONS



($ in thousands)

                                                 1999       1998       1997
                                               --------   --------   --------
Net investment income                          $  6,010   $  5,691   $  5,146
                                               --------   --------   --------
                                               --------   --------   --------
Realized capital gains and losses, after-tax   $    332   $      1   $    (44)
                                               --------   --------   --------
                                               --------   --------   --------

Net income                                     $  4,256   $  3,698   $  3,322
                                               --------   --------   --------
                                               --------   --------   --------

Total investments                              $ 90,168   $ 91,419   $ 79,433
                                               --------   --------   --------
                                               --------   --------   --------



         The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under reinsurance agreements.

         Net income for 1999 increased $558 thousand to $4.3 million from $3.7 million in 1998. The increase was driven by realized capital gains from the sale of mortgage-backed securities and higher net investment income. In 1998, net income increased $376 thousand primarily as a result of increased net investment income.

         Pretax net investment income increased 5.6% to $6.0 million in 1999 as higher investment balances, before the impact of unrealized gains and losses on fixed income securities, were partially offset by increased investment expenses and lower investment yields. In 1998, pretax

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


investment income increased 10.6% to $5.7 million due to higher investment balances and lower investment expenses. For both years, the higher investment balances arose from positive cash flows from operating activities. In addition, in 1998, positive cash flows from operating activities were favorably impacted by changes in inter-company settlement procedures. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 7.1% and 14.2% in 1999 and 1998, respectively. Despite recent increases in interest rates, current investment yields are still lower than average portfolio yields, therefore funds from maturing investments were generally reinvested at lower yields resulting in reduced investment income. If interest rates continue to rise, this trend may reverse over time.

         Realized capital gains, after-tax, were $332 thousand in 1999 compared to $1 thousand in 1998. In 1999, realized capital gains resulted from the sale of mortgage-backed securities. Year-to-year fluctuations in realized capital gains are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.

FINANCIAL POSITION

($ in thousands)


                                              1999         1998
                                           ----------   ----------
Fixed income securities (1)                $   86,998   $   86,336
Short-term investments                          3,170        5,083
                                           ----------   ----------
         Total investments                 $   90,168   $   91,419
                                           ----------   ----------
                                           ----------   ----------

Reinsurance recoverable from ALIC          $2,022,502   $2,148,091
                                           ----------   ----------
                                           ----------   ----------

Separate Accounts assets and liabilities   $8,211,996   $7,031,083
                                           ----------   ----------
                                           ----------   ----------

Contractholder funds                       $1,871,933   $2,003,122
                                           ----------   ----------
                                           ----------   ----------


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $89,205 and $81,156 at December 31, 1999 and 1998, respectively.

         Total investments were $90.2 million at December 31, 1999 compared to $91.4 million at December 31, 1998. In 1999, positive cash flows generated from operations were more than offset by unrealized losses on fixed income securities.

FIXED INCOME SECURITIES The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1999, unrealized net capital losses on the fixed income securities portfolio totaled $2.2 million compared to unrealized net capital gains of $5.2 million at December 31, 1998. The change in the unrealized position is primarily attributable to an increase in interest rates.

         At December 31, 1999, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1999 is presented in the following table.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ in thousands)
 NAIC
RATINGS    MOODY'S EQUIVALENT DESCRIPTION      FAIR VALUE     PERCENT TO TOTAL
-------    ------------------------------      ----------     ----------------
   1       Aaa/Aa/A                             $76,684            88.1%
   2       Baa                                   10,314            11.9
                                                -------           -----
                                                $86,998           100.0%
                                                -------           -----
                                                -------           -----



         At December 31, 1999 and 1998, $18.7 million and $40.0 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

         The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 1999, over 24% of the MBS portfolio was invested in planned amortization class bonds.

         The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT-TERM INVESTMENTS The Company's short-term investment portfolio was $3.2 million and $5.1 million at December 31, 1999 and 1998, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC During 1999, contractholder funds decreased by $131.2 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $125.6 million. Deposits and higher levels of interest credited to contractholders were more than offset by fixed annuity surrenders and withdrawals and transfers to the Separate Accounts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

SEPARATE ACCOUNTS Separate Accounts assets and liabilities increased 16.8% to $8.21 billion in 1999. The increases were primarily attributable to increased sales of variable annuity contracts and favorable investment performance of the Separate Accounts investment portfolios, partially offset by variable annuity surrenders and withdrawals.

MARKET RISK

         Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

CORPORATE OVERSIGHT In formulating and implementing policies for investing new and existing funds, the Corporation, an indirect parent of the Company, administers and oversees investment risk management processes primarily through the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

         The Corporation has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

INTEREST RATE RISK Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

         One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1999, the Company's asset duration was approximately 4.9 years, versus 4.1 years at December 31, 1998.

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

         Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1999, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $4.3 million, an increase over the $3.5 million at December 31, 1998. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, is intended to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index. At December 31, 1999, the Company had variable annuity and variable life funds with balances totaling $8.21 billion. This is an increase over the $7.0 billion of variable funds at December 31, 1998. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $11.1 million less in annualized fee income, which would be ceded to ALIC. This is a slight increase over the $9.5 million amount determined at December 31, 1998. The

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 1999 for these exposures and has ceded them to either ALIC or a third party. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

LIQUIDITY AND CAPITAL RESOURCES

         Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at December 31, 1999.

         The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

         At December 31, 1999, the Moody's and Standard and Poor's claims-paying rating for the Company were Aa2 and AA+, respectively.

         The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, RBC for the Company was significantly above a level that would require regulatory action.

YEAR 2000

         The Company is dependent upon certain service provided for it by the Corporation including computer-related systems, and systems and equipment that are not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

         In 1995, the Corporation commenced a four phase plan which included reprogramming, remediating or replacing computer systems and equipment which may have failed to operate properly in or after the year 1999, due to the inability of the systems and equipment to only recognize the last two digits of the year in any date ("Year 2000"). Because of the comprehensiveness of the Corporation's plan, and its timely completion, the Corporation has experienced no material impacts on its results of operations, liquidity or financial position due to the Year 2000 issue. The Corporation expects to incur total costs related to this plan of $109

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


million between the years of 1995 and 2000. These costs are expensed as incurred. A portion of these costs were incurred by the Company on a pro rata basis of usage of computer-related systems and non-IT, as compared to the usage of all the entities which shares these services with the Corporation. These amounts were not material to the results of operations of the Company.

OTHER DEVELOPMENTS

         The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements are not expected to have a material impact on the statutory surplus of the Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED AS PART OF THIS REPORT

     1. FINANCIAL STATEMENTS.  The Registrant's  financial  statements,  for the
year  ended  December  31,  1998,   together  with  the  Report  of  Independent
Accountants are set forth on pages F-1 - F-20 of this report.

     2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-20

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

     (c) EXHIBITS

Exhibit No.    Description

3(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Northbrook Life Insurance Company (previously filed in Form 10-K, dated March 30, 1999)

3(ii) Amended and Restated By-laws of Northbrook Life Insurance Company (previously filed in Form 10-K, dated March 30, 1999)

27             Financial Data Schedule (filed herewith)

99             Power of Attorney (filed herewith)

                              Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report............................................... F-1

Financial Statements:


     Statements of Financial Position
      December 31, 1999 and 1998........................................... F-2

     Statements of Operations and Comprehensive Income for the Years Ended
      December 31, 1999, 1998 and 1997..................................... F-3

     Statements of Shareholder's Equity for the Years Ended
      December 31, 1999, 1998 and 1997..................................... F-4

     Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997..................................... F-5

     Notes to Financial Statements......................................... F-6

     Schedule IV - Reinsurance for the Years Ended
      December 31, 1999, 1998 and 1997..................................... F-20

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
NORTHBROOK LIFE INSURANCE COMPANY:

We have audited the accompanying Statements of Financial Position of Northbrook Life Insurance Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1999 and 1998, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included Schedule IV -Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2000


                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                       December 31,
                                                              -----------------------------
                                                                   1999             1998
                                                              -------------    ------------
($ in thousands, except par value data)
ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $89,205 and $81,156)                     $     86,998    $     86,336
   Short-term                                                         3,170           5,083
                                                               ------------    ------------
         Total investments                                           90,168          91,419

Cash                                                                     21            --
Reinsurance recoverable from
   Allstate Life Insurance Company                                2,022,502       2,148,091
Other assets                                                          5,997           6,705
Separate Accounts                                                 8,211,996       7,031,083
                                                               ------------    ------------
         TOTAL ASSETS                                          $ 10,330,684    $  9,277,298
                                                               ============    ============
LIABILITIES
Reserve for life-contingent contract benefits                   $   150,587    $    145,055
Contractholder funds                                              1,871,933       2,003,122
Current income taxes payable                                          2,171           1,830
Deferred income taxes                                                   746           3,316
Payable to affiliates, net                                            5,990           5,085
Separate Accounts                                                 8,211,996       7,031,083
                                                               ------------    ------------
         TOTAL LIABILITIES                                       10,243,423       9,189,491
                                                               ============    ============
Commitments and Contingent Liabilities (Note 12)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                              2,500           2,500
Additional capital paid-in                                           56,600          56,600
Retained income                                                      29,596          25,340

Accumulated other comprehensive (loss) income:
    Unrealized net capital (losses) gains                            (1,435)          3,367
                                                               ------------    ------------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME         (1,435)          3,367
                                                               ------------    ------------
         TOTAL SHAREHOLDER'S EQUITY                                  87,261          87,807
                                                               ------------    ------------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $ 10,330,684    $  9,277,298
                                                               ============    ============

See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                       Year Ended December 31,
                                                    ----------------------------
($ in thousands)                                      1999      1998       1997
                                                    -------    -------   -------
REVENUES
Net investment income                               $ 6,010    $ 5,691   $ 5,146
Realized capital gains and losses                       510          2       (68)
                                                    -------    -------   -------
Income from operations
  before income tax expense                           6,520      5,693     5,078
Income tax expense                                    2,264      1,995     1,756
                                                    -------    -------   -------
NET INCOME                                            4,256      3,698     3,322
                                                    -------    -------   -------
Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses    (4,802)       825     1,256
                                                    -------    -------   -------
COMPREHENSIVE (LOSS) INCOME                         $  (546)   $ 4,523   $ 4,578
                                                    =======    =======   =======

See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY


                                                           December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------  ---------  ----------
($ in thousands)

COMMON STOCK                                    $  2,500    $  2,500   $  2,500
                                                --------    --------   --------
ADDITIONAL CAPITAL PAID-IN                      $ 56,600    $ 56,600   $ 56,600
                                                --------    --------   --------
RETAINED INCOME
Balance, beginning of year                      $ 25,340    $ 21,642   $ 18,320
Net income                                         4,256       3,698      3,322
                                                --------    --------   --------
Balance, end of year                              29,596      25,340     21,642
                                                --------    --------   --------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year                      $  3,367    $  2,542   $  1,286
Change in unrealized net capital gains
     and losses                                   (4,802)        825      1,256
                                                --------    --------   --------
Balance, end of year                              (1,435)      3,367      2,542
                                                --------    --------   --------
TOTAL SHAREHOLDER'S EQUITY                      $ 87,261    $ 87,807   $ 83,284
                                                ========    ========   ========

See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                  Year Ended December 31,
                                                             --------------------------------
($ in thousands)                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  4,256    $  3,698    $  3,322
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                    559         518         516
         Realized capital gains and losses                       (510)         (2)         68
         Changes in:
             Life-contingent contract benefits and
               contractholder funds                               (68)        273         205
              Income taxes payable                                355       1,866        (480)
              Other operating assets and liabilities              924       4,126        (264)
                                                             --------    --------    --------
                 Net cash provided by operating activities      5,516      10,479       3,367
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales                                     17,992       1,922       1,606
       Investment collections                                   6,555      10,253      10,036
       Investment purchases                                   (32,050)    (20,690)    (18,568)
Change in short-term investments, net                           2,008      (1,964)      3,559
                                                             --------    --------    --------
               Net cash used in investing activities           (5,495)    (10,479)     (3,367)
                                                             --------    --------    --------

NET INCREASE IN CASH                                               21        --          --
CASH AT THE BEGINNING OF YEAR                                    --          --          --
                                                             --------    --------    --------
CASH AT END OF YEAR                                          $     21    $   --      $   --
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

NATURE OF OPERATIONS
The Company markets savings and life insurance products exclusively through Dean Witter Reynolds, Inc. ("Dean Witter") (see Note 4), a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, and variable annuities. Life insurance consists of interest-sensitive life, immediate annuities with life contingencies, and variable life insurance. In 1999, substantially all of the Company's statutory premiums and deposits were from annuities.

 Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments which have the potential to impact its business. Recently enacted federal legislation will allow for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

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

The Company is authorized to sell life and savings products in all states except New York, as well as in the District of Columbia and Puerto Rico. The top geographic locations for statutory premiums and deposits for the Company were California, Florida, and Texas for the year ended December 31, 1999. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. Substantially all premiums and deposits are ceded to ALIC under reinsurance agreements.

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

Investment income consists primarily of interest and short-term investment dividends. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of the related contractholder account balance.

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balance for contract

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

administration and surrender charges. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balance.

Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions.

Investment contracts also include variable annuity and variable life contracts which are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

All premiums, contract charges, contract benefits and interest credited are reinsured.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuity and variable life contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provisions wherein the Company contractually guarantees either a minimum return or account value to the beneficiaries of the contractholders in the form of a death benefit, the contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. Revenues to the Company from Separate Accounts consist of contract maintenance and administration fees, and mortality, surrender and expense charges.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to immediate annuities with life contingencies and certain variable annuity contract guarantees, is computed on the basis of assumptions as to mortality, future investment yields, terminations and expenses at the time the policy is issued. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)


of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 7.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of interest-sensitive life and certain investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 7.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
In 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. Adoption of this statement was not material to the Company's results of operations or financial position.

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

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under the terms of the reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)


                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                    1999       1998        1997
                                                    ----       ----        ----
Premiums                                          $  2,966   $  2,528   $  1,979
Contract charges                                   118,290    102,218     83,559
Credited interest, policy benefits, and certain
     expenses                                      222,513    217,428    201,526



BUSINESS OPERATIONS
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $33,892, $26,230 and $23,978 in 1999, 1998 and 1997, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

4.    EXCLUSIVE DISTRIBUTION AGREEMENT

The Company has a strategic alliance with Dean Witter to develop, market and distribute proprietary savings and life insurance products through Morgan Stanley Dean Witter Financial Advisors. Affiliates of Dean Witter are the investment managers for the Morgan Stanley Dean Witter Variable Investment Series, Morgan Stanley Universal Funds, Inc. and the Van Kampen American Capital Life Investment Trust, the funds in which certain assets of the Separate Accounts products are invested. Under the terms of the alliance, the Company has agreed to use Dean Witter as an exclusive distribution channel for the Company's products. In addition to the Company's products, Dean Witter markets other products which compete with those of the Company.

Pursuant to the alliance agreement, Dean Witter provides approximately half of the statutory capital necessary to maintain these products on the Company's books through loans to a subsidiary of AIC. AIC unconditionally guarantees the repayment of these loans. The Company shares approximately half the net profits with Dean Witter on contracts written under the alliance.

The strategic alliance is cancelable for new business by either party by giving 30 days written notice, however, the Company believes the benefits derived by Dean Witter will preserve the alliance.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

5.    INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:



                                                                      GROSS UNREALIZED
                                               AMORTIZED        ---------------------------        FAIR
                                                 COST                GAINS           LOSSES        VALUE
                                            ---------------     -----------    -------------    -------------
AT DECEMBER 31, 1999
U.S. government and agencies                    $ 8,660             $   131        $   (57)        $ 8,734
Municipal                                         1,155                   6           (108)          1,053
Corporate                                        61,049                  26         (2,541)         58,534
Mortgage-backed securities                       18,341                 822           (486)         18,677
                                                -------             -------        -------         -------
     Total fixed income securities              $89,205             $   985        $(3,192)        $86,998
                                                =======             =======        =======         =======

AT DECEMBER 31, 1998

U.S. government and agencies                    $ 8,648             $ 1,469        $  --           $10,117
Municipal                                           590                  11           --               601
Corporate                                        33,958               1,634            (16)         35,576
Mortgage-backed securities                       37,960               2,250           (168)         40,042
                                                -------             -------        -------         -------
     Total fixed income securities              $81,156             $ 5,364        $  (184)        $86,336
                                                =======             =======        =======         =======


SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 1999:


                                         AMORTIZED    FAIR
                                           COST      VALUE
                                           ----      -----
Due in one year or less                  $    50   $    50
Due after one year through five years     16,690    16,538
Due after five years through ten years    46,933    44,542
Due after ten years                        7,191     7,191
                                         -------    ------
                                          70,864    68,321
Mortgage-backed securities                18,341    18,677
                                         -------   -------
      Total                              $89,205   $86,998
                                         =======   =======


Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)


NET INVESTMENT INCOME
YEAR ENDED DECEMBER 31,                             1999        1998       1997
                                                    ----        ----       ----
Fixed income securities                            $ 5,881    $ 5,616    $ 5,364
Short-term investments                                 261        190         84
                                                   -------    -------    -------
    Investment income, before expense                6,142      5,806      5,448
    Investment expense                                 132        115        302
                                                   -------    -------    -------
    Net investment income                          $ 6,010    $ 5,691    $ 5,146
                                                   =======    =======    =======

REALIZED CAPITAL GAINS AND LOSSES

YEAR ENDED DECEMBER 31,                               1999       1998       1997
                                                   -------    -------    -------

Fixed income securities                            $   510    $     2    $   (70)
Short-term investments                                  --         --          2
                                                   -------    -------    -------
    Realized capital gains and losses                  510          2        (68)
    Income taxes                                      (178)        (1)        24
                                                   -------    -------    -------
    Realized capital gains and losses, after tax   $   332    $     1    $   (44)
                                                   =======    =======    =======


Excluding calls and prepayments, gross gains of $629 were realized on sales of fixed income securities during 1999 and gross losses of $119, $9 and $70 were realized on sales of fixed income securities during 1999, 1998 and 1997, respectively. There were no gross gains realized on sales of fixed income securities during 1998 and 1997.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 1999 are as follows:


                                          COST/        FAIR        GROSS UNREALIZED     UNREALIZED
                                      AMORTIZED COST   VALUE      GAINS       LOSSES    NET LOSSES
                                      --------------   -----      -----       ------    ----------
  Fixed income securities                $ 89,205    $ 86,998    $    985    $ (3,192)   $ (2,207)
                                         ========    ========    ========    ========
  Deferred income taxes                                                                       772
                                                                                         --------
  Unrealized net capital losses                                                          $ (1,435)
                                                                                         ========

CHANGE IN UNREALIZED NET CAPITAL GAINS
YEAR ENDED DECEMBER 31,                     1999        1998        1997
                                          --------    --------    --------

  Fixed income securities                $ (7,387)   $  1,269    $  1,932
  Deferred income taxes                     2,585        (444)       (676)
                                         --------    --------    --------
 (Decrease) increase in unrealized net
   capital gains                         $ (4,802)   $    825    $  1,256
                                         ========    ========    ========


SECURITIES ON DEPOSIT
At December 31, 1999, fixed income securities with a carrying value of $7,856 were on deposit with regulatory authorities as required by law.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

6.    FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable) and liabilities (including interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

FINANCIAL ASSETS

The carrying value and fair value of financial assets at December 31, are as follows:


                                     1999                      1998
                                     ----                      ----
                            CARRYING       FAIR       CARRYING       FAIR
                             VALUE         VALUE        VALUE        VALUE
                             -----         -----        -----        -----
Fixed income securities   $   86,998   $   86,998   $   86,336   $   86,336
Short-term investments         3,170        3,170        5,083        5,083
Separate Accounts          8,211,996    8,211,996    7,031,083    7,031,083


Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:


                                      1999                      1998
                                      ----                      ----
                             CARRYING       FAIR      CARRYING        FAIR
                               VALUE        VALUE       VALUE         VALUE
                            ----------   ----------   ----------   ----------
Contractholder funds on
     investment contracts   $1,735,843   $1,675,910   $1,839,114   $1,814,684
Separate Accounts            8,211,996    8,211,996    7,031,083    7,031,083

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

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

7.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

At December 31, the reserve for life-contingent contract benefits consists of the following:


                                                    1999        1998
                                                    ----        ----
Immediate annuities:
     Structured settlement annuities               $109,907   $108,215
     Other immediate annuities                       40,680     36,840
                                                   --------   --------
     Total life-contingent contract benefits       $150,587   $145,055
                                                   ========   ========


The assumptions for mortality generally utilized in calculating reserves include, the U.S. population with projected calendar year improvements and age setbacks for impaired lives for structured settlement annuities; and the 1983 group annuity mortality table for other immediate annuities. Interest rate assumptions vary from 3.5% to 10.0% for immediate annuities. Other estimation methods used include the present value of contractually fixed future benefits for structured settlement annuities and other immediate annuities.

Premium deficiency reserves are established, if necessary, for the structured settlement annuity business, to the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized. The Company did not have a premium deficiency reserve at December 31, 1999 and 1998.

At December 31, contractholder funds consists of the following:


                                               1999         1998
                                               ----         ----
Interest-sensitive life                    $  173,867   $  178,589
Fixed annuities:
     Immediate annuities                       78,197       77,291
     Deferred annuities                     1,619,869    1,747,242
                                           ----------   ----------
     Total contractholder funds            $1,871,933   $2,003,122
                                           ==========   ==========


Contractholder funds are equal to deposits received net of commissions and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 4.0% to 7.2% for interest-sensitive life contracts; 3.5% to 10.2% for immediate annuities and 3.4% to 8.0% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest- sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 25% of deferred annuities are subject to a market value adjustment.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

8.   CORPORATION RESTRUCTURING

On November 10, 1999, the Corporation announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Corporation also announced that it is implementing a program to reduce expenses by approximately $600 million. The reduction will result in the elimination of approximately 4,000 current non-agent positions, across all employment grades and categories by the end of 2000, or approximately 10% of the Corporation's non-agent work force. The impact of the reduction in employee positions is not expected to materially impact the results of operations of the Company.

These cost reductions are part of a larger initiative to redeploy the cost savings to finance new initiatives including investments in direct access and internet channels for new sales and service capabilities, new competitive pricing and underwriting techniques, new agent and claim technology and enhanced marketing and advertising. As a result of the cost reduction program, the Corporation recorded restructuring and related charges of $81 million pretax during the fourth quarter of 1999. The Corporation anticipates that additional pretax restructuring related charges of approximately $100 million will be expensed as incurred throughout 2000. The Company's allocable share of these expenses were immaterial in 1999 and are expected to be immaterial in 2000.

9.    INCOME TAXES

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

Prior to June 30, 1995, the Corporation was a subsidiary of Sears Roebuck & Co. ("Sears") and, with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. Effective June 30, 1995, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

The components of the deferred income tax assets and liabilities at December 31, are as follows:


                                                      1999       1998
                                                      ----       ----
DEFERRED ASSETS
Unrealized net capital losses                       $   772    $    --
                                                    -------    -------
     Total deferred assets                              772         --

DEFERRED LIABILITIES
Difference in tax bases of investments               (1,518)    (1,503)
Unrealized net capital gains                             --     (1,813)
                                                    -------    -------
     Total deferred liabilities                      (1,518)    (3,316)
                                                    -------    -------
         Net deferred liability                     $  (746)   $(3,316)
                                                    =======    =======


The components of income tax expense for the year ended December 31, are as follows:


                                             1999      1998      1997
                                             ----      ----      ----
Current                                    $ 2,249   $ 1,797   $ 1,843
Deferred                                        15       198       (87)
                                           -------   -------   -------
    Total income tax expense               $ 2,264   $ 1,995   $ 1,756
                                           =======   =======   =======


The Company paid income taxes of $1,908, $129 and $2,236 in 1999, 1998 and 1997, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:


                                            1999     1998      1997
                                            ----     ----      ----
Statutory federal income tax rate           35.0%    35.0%     35.0%
Tax-exempt income                           (0.1)    (0.2)     (0.4)
Other                                       (0.2)     0.2        --
                                           -----    -----     -----
Effective income tax rate                   34.7%    35.0%     34.6%
                                           =====    =====     =====


Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1999, approximately $16, will result in federal income taxes payable of $6 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since the Tax Reform Act of 1984.

10.   STATUTORY FINANCIAL INFORMATION

The Company's statutory capital and surplus was $83,746 and $68,883 at December 31, 1999 and 1998, respectively. The Company's statutory net income was $4,840, $3,518 and $2,908 for the years ended December 31, 1999, 1998 and 1997, respectively.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

PERMITTED STATUTORY ACCOUNTING PRACTICES
The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements are not expected to have a material impact on the statutory surplus of the Company.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2000 without prior approval of the Arizona Department of Insurance is $4,840.

RISKED-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, RBC for the Company was significantly above levels that would require regulatory action.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

11.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:


                                            1999                           1998                          1997
                                --------------------------      ----------------------------    -----------------------------
                                                     After-                           After-                          After-
                                PRETAX     TAX       TAX        PRETAX      TAX        TAX      PRETAX       TAX       TAX
                               -------   -------   -------      -------   -------    -------    -------    -------    -------
UNREALIZED CAPITAL GAINS
 AND LOSSES:
--------------------------------
Unrealized holding (losses)
   gains arising during
   the period                 $(6,877)   $ 2,407    $(4,470)   $ 1,271    $  (445)   $   826    $ 1,862   $  (652)   $ 1,210
Less:  reclassification
   adjustments                    510       (178)       332          2         (1)         1        (70)       24        (46)
                              -------    -------    -------    -------    -------    -------    -------   -------    -------
Unrealized net capital
   (losses) gains              (7,387)     2,585     (4,802)     1,269       (444)       825      1,932      (676)     1,256
                              -------    -------    -------    -------    -------    -------    -------   -------    -------
Other comprehensive
   (loss) income              $(7,387)   $ 2,585    $(4,802)   $ 1,269    $  (444)   $   825    $ 1,932   $  (676)   $ 1,256
                              =======    =======    =======    =======    =======    =======    =======   =======    =======



12.  COMMITMENTS AND CONTINGENT LIABILITIES

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

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds have been immaterial. These expenses are ceded to ALIC under reinsurance agreements.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

enforces compliance procedures to mitigate any exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization which advocates ethical market conduct.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)


                                                   GROSS                              NET
YEAR ENDED DECEMBER 31, 1999                       AMOUNT            CEDED            AMOUNT
----------------------------                       ------            -----            ------
Life insurance in force                          $ 474,824        $ 474,824           $     -
                                                 =========        =========           =======

Premiums and contract charges:
         Life and annuities                      $ 121,351        $ 121,351           $     -
                                                 =========        =========           =======

                                                   GROSS                                NET
YEAR ENDED DECEMBER 31, 1998                       AMOUNT            CEDED            AMOUNT
----------------------------                       ------            -----            ------


Life insurance in force                          $ 494,256         $494,256           $     -
                                                 ==========        ========           =======
Premiums and contract charges:
         Life and annuities                      $ 104,746        $ 104,746           $     -
                                                 =========        =========           =======

                                                  GROSS                                 NET
YEAR ENDED DECEMBER 31, 1997                      AMOUNT             CEDED            AMOUNT
----------------------------                      ------             -----            ------

Life insurance in force                          $ 515,890         $515,890           $     -
                                                 =========         ========           =======
Premiums and contract charges:
         Life and annuities                      $  85,538         $ 85,538           $     -
                                                 =========         ========           =======


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NORTHBROOK LIFE INSURANCE COMPANY


                        By      /s/ THOMAS J. WILSON, II
                                ------------------------
                                Thomas J. Wilson, II
                                President and Chief Operating Officer
                                (Principal Executive Officer)

                        Date    March 28, 2000
                                ------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By       */s/ KEVIN R. SLAWIN
         --------------------
         Kevin R. Slawin
         Director

Date     March 24, 2000
         -------------------


By       /s/ SAMUEL H. PILCH
         ------------------------
         Samuel H. Pilch
         Controller
         (Chief Accounting Officer)

Date     March 28, 2000
         -------------------

By       */s/ SARAH R. DONAHUE
         --------------------
         Sarah R. Donahue
         Director

Date     March 24, 2000
         --------------------


By       */s/ JOHN R. HUNTER
         ------------------
         John R. Hunter
         Director

Date     March 24, 2000
         --------------------

By       */s/ CASEY J. SYLLA
         --------------------
         Casey J. Sylla
         Director

Date     March 24, 2000
         --------------------

By       */s/ TIMOTHY N. VANDER PAS
         -------------------------
         Timothy N. Vander Pas
         Director

Date     March 24, 2000
         --------------------


*Power of Attorney filed herewith.

                                  EXHIBIT INDEX

               The Northbrook Life Insurance Company Form 10-K for
                        the year ended December 31, 1999

Exhibit No.                Description



27           Financial Data Schedule (filed herewith)

99           Power of Attorney