Form 10-Q
period 2000-03-31
NORTHBROOK LIFE INSURANCE CO
filed 2000-05-12
CIK 716791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 2000; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 2000(Unaudited) and December 31, 1999.................. 3

            Statements of Operations
            Three Months Ended March 31, 2000 and
            March 31, 1999 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 2000 and
                  March 31, 1999 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 9

Item  3.   Quantitative and Qualitative Disclosure about Market Risk*       N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                 11

Item 2.   Changes in Securities and use of Proceeds*                        N/A

Item 3.   Defaults Upon Senior Securities*                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders*              N/A

Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  12

Signature Page


*Omitted pursuant to General Instruction H(2) of Form 10-Q

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                               MARCH 31,            DECEMBER 31,
                                                                                 2000                   1999
                                                                            -----------------    ------------------
                                                                            -----------------    ------------------
($ in thousands, except par value data)                                        (UNAUDITED)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $91,398 and $89,205)                                   $     89,621          $     86,998
   Short-term                                                                       2,439                 3,170
                                                                                   ------                 -----
         Total investments                                                         92,060                90,168

Cash                                                                                   46                    21
Reinsurance recoverable from
   Allstate Life Insurance Company                                              2,004,146             2,022,502
Other assets                                                                        5,676                 5,997
Separate Accounts                                                               8,287,698             8,211,996
                                                                               ----------             ---------
         TOTAL ASSETS                                                        $ 10,389,626          $ 10,330,684
                                                                             ============          ============

LIABILITIES
Reserve for life-contingent contract benefits                                $    147,317          $    150,587
Contractholder funds                                                            1,856,844             1,871,933
Current income taxes payable                                                        2,646                 2,171
Deferred income taxes                                                                 895                   746
Payable to affiliates, net                                                          5,803                 5,990
Separate Accounts                                                               8,287,698             8,211,996
                                                                               ----------             ---------
         TOTAL LIABILITIES                                                     10,301,203            10,243,423
                                                                              -----------            ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                                            2,500                 2,500
Additional capital paid-in                                                         56,600                56,600
Retained income                                                                    30,478                29,596

Accumulated other comprehensive loss:
    Unrealized net capital losses                                                  (1,155)               (1,435)
                                                                                  -------               -------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS                                (1,155)               (1,435)
                                                                                  -------               -------
         TOTAL SHAREHOLDER'S EQUITY                                                88,423                87,261
                                                                                  -------               -------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $ 10,389,626          $ 10,330,684
                                                                            =============          ============


See notes to financial statements.

                              NORTHBROOK LIFE INSURANCE COMPANY
                                  STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,

                                                         -------------------------------------
                                                         -------------------------------------
($ in thousands)                                              2000                 1999
                                                         ----------------    -----------------
                                                         ----------------    -----------------
                                                                      (UNAUDITED)

REVENUES
Net investment income                                       $ 1,595             $ 1,487
Realized capital gains and losses                              (239)                389
                                                              -----               -----

INCOME FROM OPERATIONS
   BEFORE INCOME TAX EXPENSE                                  1,356               1,876
Income tax expense                                              474                 656
                                                               ----                ----

NET INCOME                                                  $   882             $ 1,220
                                                            =======             =======













See notes to financial statements.

                                    NORTHBROOK LIFE INSURANCE COMPANY
                                         STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                      ------------------------------------------
                                                                      ------------------------------------------
($ in thousands)                                                              2000                   1999
                                                                      -------------------     ------------------
                                                                      ------------------------------------------
                                                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $   882                $ 1,220
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                                  154                    187
         Realized capital gains and losses                                      239                   (389)
         Changes in:
             Life-contingent contract benefits and
               contractholder funds                                              (3)                    18
              Income taxes payable                                              475                    657
              Other operating assets and liabilities                           (119)                   (93)
                                                                            -------                -------
                 Net cash provided by operating activities                    1,628                  1,600
                                                                            -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales                                                    1,763                  4,044
       Investment collections                                                   785                  2,177
       Investment purchases                                                  (4,889)                (8,430)
Change in short-term investments, net                                           738                    609
                                                                            -------                -------
               Net cash used in investing activities                         (1,603)                (1,600)
                                                                            -------                -------


NET INCREASE IN CASH                                                             25                      -
CASH AT THE BEGINNING OF PERIOD                                                  21                      -
                                                                            -------                -------
CASH AT END OF PERIOD                                                       $    46                $     -
                                                                            =======                =======








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

       The financial statements and notes as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

       Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under the terms of the reinsurance contracts. The following amounts were ceded to ALIC under reinsurance agreements.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ----------------------------------
       ($ in thousands)                                         2000               1999
                                                            --------------    ----------------

       Premiums                                                $   103             $   840
       Contract charges                                         32,056              27,478
       Credited interest, policy benefits
           and certain expenses                                 49,990              55,494


                        NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




3.     COMPREHENSIVE INCOME

       The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

      ($ in thousands)                                       2000                                     1999
                                               ----------------------------------      -----------------------------------
                                                                            AFTER-                               AFTER-
                                                  PRETAX        TAX          TAX        PRETAX        TAX         TAX
                                                  ------        ---          ---        ------        ---         ---
      Unrealized capital gains and
          and losses:

      ----------------------------------------
      Unrealized holding gains (losses)
          arising during the period            $      191    $     (66)  $     125    $  (1,809)    $    633   $ (1,176)
      Less: reclassification adjustments             (239)          84        (155)         389         (136)       253
                                               ----------    ---------   ---------    ---------     --------   --------
      Unrealized net capital
           gains (losses)                             430         (150)        280       (2,198)         769     (1,429)
                                               ----------    ---------   ---------    ---------     --------   --------
      Other comprehensive
           income (loss)                       $      430    $    (150)        280    $  (2,198)    $    769     (1,429)
                                               ==========    =========                =========     ========

      Net income                                                               882                                1,220
                                                                         ---------                             --------

      Comprehensive income (loss)                                        $   1,162                             $   (209)
                                                                         =========                             ========

4.     COMMITMENTS AND CONTINGENT LIABILITIES

       REGULATION AND LEGAL PROCEEDINGS
       The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1999.

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

      The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS
---------------------

($ in thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,

                                                                       2000                  1999
                                                                  ------------         -------------
Net investment income                                            $       1,595         $       1,487
                                                                 =============         =============
Realized capital gains and losses, after-tax                     $        (155)        $         253
                                                                 =============         =============
Net income                                                       $         882         $       1,220
                                                                 =============         =============
Total investments                                                $      92,060         $      91,247
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

      Net income for the first quarter of 2000 was $882 thousand compared to $1.2 million for the same period last year as higher net investment income was more than offset by realized capital losses.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Pretax net investment income for the three month period ended March 31, 2000 increased 7.3% to $1.6 million primarily attributable to higher investment balances. Investments at March 31, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 6.3% from the same period last year.

      Realized capital losses, after-tax, were $155 thousand for the first quarter of 2000 compared to realized capital gains, after-tax, of $253 thousand for the same period last year. Realized capital losses were generated from the sale of publicly-traded corporate securities.

FINANCIAL POSITION

($ in thousands)

                                                                MARCH 31,                DECEMBER 31,
                                                                   2000                     1999
                                                            -------------------      --------------------
Fixed income securities (1)                                 $       89,621                 $     86,998
Short-term investments                                               2,439                        3,170
                                                            --------------                 ------------
         Total investments                                  $       92,060                 $     90,168
                                                            ==============                 ============
Reinsurance recoverable from ALIC                           $    2,004,146                 $  2,022,502
                                                            ==============                 ============
Separate Account assets and liabilities                     $    8,287,698                 $  8,211,996
                                                            ==============                 ============
Contractholder funds                                        $    1,856,844                 $  1,871,933
                                                            ==============                 ============

[FN]
(1)Fixed income securities are carried at fair value. Amortized cost for these securities was $91,398 and $89,205 at March 31, 2000 and December 31, 1999, respectively.

      Total investments were $92.1 million at March 31, 2000 compared to $90.2 million at December 31, 1999. The increase was due to positive cash flows generated from operations and lower unrealized net capital losses on fixed income securities. At March 31, 2000, unrealized net capital losses on the fixed income securities were $1.8 million compared to unrealized net capital losses of $2.2 million at December 31, 1999.

      At March 31, 2000, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      During the three months ended March 31, 2000, contractholder funds and amounts recoverable from ALIC decreased by $15.1 million and $18.4 million, respectively. Increases in market value adjusted annuity and fixed rate annuity deposits as well as interest credited to contractholders were more than offset by higher fixed rate annuity surrenders and transfers from fixed to variable funds. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      Separate Accounts assets and liabilities increased $75.7 million to $8.29 billion at March 31, 2000. The increases were primarily attributable to sales of variable annuity contracts and favorable investment performance of the Separate Account investment portfolios, partially offset by surrenders and withdrawals.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at March 31, 2000.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

      At March 31, 2000, the Moody's and Standard and Poor's claims-paying ratings for the Company were Aa2 and AA+, respectively.


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

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 2000.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May, 2000.



                           NORTHBROOK LIFE INSURANCE COMPANY
                           ---------------------------------
                                  (Registrant)






/s/THOMAS J. WILSON, II              PRESIDENT AND CHIEF OPERATING OFFICER
------------------------             (Principal Executive Officer)
 THOMAS J. WILSON, II



/s/SAMUEL H. PILCH                   CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.                Exhibit


(27)                Financial Data Scehdule