Form 10-Q
period 2000-06-30
NORTHBROOK LIFE INSURANCE CO
filed 2000-08-14
CIK 716791

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

                 For the quarterly period ended: June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-50884
                        33-84480
                        33-90272



                       NORTHBROOK LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


   ARIZONA                                              35-3001527
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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 2000; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 2000(Unaudited) and December 31, 1999..................  3

            Statements of Operations
            Six Months Ended June 30, 2000 and
            June 30, 1999 (Unaudited).......................................  4

            Statements of Cash Flows
            Six Months Ended June 30, 2000 and
                  June 30, 1998 (Unaudited).................................  5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
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

Item 5.   OTHER INFORMATION..................................................12

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................12

SIGNATURE PAGE...............................................................14





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                             June 30,            December 31,
                                                                               2000                  1999
                                                                         ------------------    ------------------
                                                                         ------------------    ------------------
($ in thousands, except par value data)                                     (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $91,228 and $89,205)                                    $ 89,277              $ 86,998
   Short-term                                                                    4,494                 3,170
                                                                                ------                ------
         Total investments                                                      93,771                90,168

Cash                                                                                47                    21
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                      1,984,543             2,022,502
Other assets                                                                     5,420                 5,997
Separate Accounts                                                            7,802,383             8,211,996
                                                                            ----------            ---------
         Total assets                                                      $ 9,886,164          $ 10,330,684
                                                                          ============          ============

Liabilities
Reserve for life-contingent contract benefits                                $ 146,288             $ 150,587
Contractholder funds                                                         1,838,270             1,871,933
Current income taxes payable                                                     3,205                 2,171
Deferred income taxes                                                              909                   746
Payable to affiliates, net                                                       5,616                 5,990
Separate Accounts                                                            7,802,383             8,211,996
                                                                            ----------            ----------
         Total liabilities                                                   9,796,671            10,243,423
                                                                            ----------           -----------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $100 par value, 25 thousand shares
      authorized, issued and outstanding                                         2,500                 2,500
Additional capital paid-in                                                      56,600                56,600
Retained income                                                                 31,661                29,596

Accumulated other comprehensive income:

    Unrealized net capital losses                                                (1,268)               (1,435)
                                                                                -------               -------
         Total accumulated other comprehensive income                            (1,268)               (1,435)
                                                                                -------               -------
         Total shareholder's equity                                              89,493                87,261
                                                                                -------               -------
         Total liabilities and shareholder's equity                         $ 9,886,164          $ 10,330,684
                                                                            ============         ============


See notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS


                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                 June 30,
                                           --------------------------------         --------------------------------
                                           --------------------------------         --------------------------------
($ in thousands)                               2000              1999                   2000              1999
                                           --------------    --------------         -------------     --------------
                                           --------------    --------------         -------------     --------------
                                                      (Unaudited)                             (Unaudited)
Revenues

Net investment income                         $ 1,817           $ 1,497               $ 3,412            $ 2,984
Realized capital gains and losses                   -               176                  (239)               565
                                                -----             -----                 -----              -----
Income from operations
   before income tax expense                    1,817             1,673                 3,173              3,549
Income tax expense                                634               584                 1,108              1,240
                                                 ----              ----                ------             ------
Net income                                    $ 1,183           $ 1,089               $ 2,065            $ 2,309
                                             ========          ========              ========           ========







See notes to financial statements.

                                    NORTHBROOK LIFE INSURANCE COMPANY
                                         STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                                 June 30,

                                                                 ------------------------------------------
                                                                 ------------------------------------------
($ in thousands)                                                        2000                   1999
                                                                 -------------------     ------------------
                                                                 ------------------------------------------
                                                                                (Unaudited)

Cash flows from operating activities
Net income                                                         $ 2,065                $ 2,309
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Amortization and other non-cash items                          96                    229
         Realized capital gains and losses                             239                   (565)
         Changes in:
             Life-contingent contract benefits and
               contractholder funds                                     (3)                    20
              Income taxes payable                                   1,109                  1,242
              Other operating assets and liabilities                 (335)                  (258)
                                                                     -----                  -----
                 Net cash provided by operating activities           3,171                  2,977
                                                                    ------                 ------

Cash flows from investing activities

Fixed income securities
       Proceeds from sales                                           1,763                 16,059
       Investment collections                                        1,661                  4,845
       Investment purchases                                         (5,294)               (15,355)
Change in short-term investments, net                               (1,275)                (8,526)
                                                                   -------                -------
               Net cash used in investing activities                (3,145)                (2,977)
                                                                   -------                -------


Net increase in cash                                                    26                      -
Cash at the beginning of period                                         21                      -
                                                                       ---                      -
Cash at end of period                                                 $ 47                    $ -
                                                                      ====                     ==




See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Basis of Presentation

          The accompanying financial statements include the accounts of Northbrook Life Insurance Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

          The financial statements and notes as of June 30, 2000, and for the three month and six month periods ended June 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following table summarizes amounts which were ceded to ALIC under reinsurance agreements.


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                               ---------------- -------------     ---------------- -----------------
       Premiums                                    $    50        $ 1,102            $     153         $   1,942
       Contract charges                             30,423         30,102               62,479            57,580
       Credited interest, policy benefits
                  and certain expenses              50,362         58,367              100,352           113,861



                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      Three Months Ended June 30,
                                               ---------------------------------------------------------------------------
       ($ in thousands)                                       2000                                   1999
                                               -----------------------------------    ------------------------------------
                                                                         After-                                 After-
                                                Pretax        Tax         tax           Pretax        Tax         tax
                                               ----------------------------------------------------------------------------
       Unrealized capital gains and losses:

       Unrealized holding gains (losses)
           arising during the period           $  (173)      $  60      $  (113)      $ (2,468)       $864    $ (1,604)

       Less:  reclassification adjustments            -           -           -            176         (62)        114
                                               --------   ---------    --------      ---------     -------    --------

       Unrealized net capital gains (losses)       (173)         60        (113)        (2,644)        926      (1,718)
                                               ---------  ---------    --------      ---------   ---------      -------
       Other comprehensive income (loss)         $ (173)       $ 60        (113)       $ (2,644)     $ 926      (1,718)
                                               =========       ====                 ===========  ==========

       Net income                                                         1,183                                  1,089
                                                                       --------                                 ------

       Comprehensive income (loss)                                      $ 1,070                                $  (629)
                                                                        =======                                =======


                                                                       Six Months Ended June 30,
                                               ---------------------------------------------------------------------------
       ($ in thousands)                                       2000                                   1999
                                               -----------------------------------    ------------------------------------
                                                                         After-                                 After-
                                                Pretax        Tax         tax           Pretax        Tax         tax
                                                --------------------------------------------------------------------------
       Unrealized capital gains and losses:

       Unrealized holding gains (losses)
            arising during the period               $ 18        $ (6)       $  12       $ (4,277)    $ 1,497    $ (2,780)
       Less:  reclassification adjustments          (239)         84         (155)           565        (198)        367
                                                    ----        ----        -----       --------     -------    --------
       Unrealized net capital gains (losses)         257         (90)         167         (4,842)      1,695      (3,147)
                                                    ----        ----        -----       --------     -------    --------
       Other comprehensive income (loss)            $257       $ (90)         167       $ (4,842)    $ 1,695       3,147
                                                    ====       ======                   =========    =======

       Net income                                                           2,065                                  2,309
                                                                          -------                                -------

       Comprehensive income (loss)                                        $ 2,232                                 $ (838)
                                                                          =======                                 ======


                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent public and regulatory initiatives have varied and include employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. At this time, based on their present status, it is in the opinion of management, that the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in
Part I. Item 1 and Part II. Items 7 and 8 of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1999.

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

Results of Operations
---------------------

($ in thousands)
                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                   2000         1999             2000           1999
                                               ------------- ------------    ------------- ----------------
Net investment income                          $    1,817    $     1,497     $     3,412       $    2,984
                                               ==========    ===========     ===========       ==========
Realized capital gains and losses, after tax   $       -     $       114     $      (155)      $      367
                                               ==========    ===========     ===========        =========
Net income                                     $    1,183    $     1,089     $     2,065       $    2,309
                                               ==========    ===========     ============      ==========




     The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999

     Net income for the second quarter increased 8.6% to $1.2 million and decreased for the six months ending June 30, 2000, 10.6% to $2.1 million, respectively, as higher net investment income during both periods was offset by lower realized capital gains in the second quarter and realized capital losses in the first six months of 2000, when compared to the same periods of 1999. Net investment income for the three month and six month periods ended June 30, 2000 increased 21.4% to $1.8 million and 14.3% to $3.4 million, respectively, over the same periods in 1999. The increases in both periods were attributable to higher investment balances.

     There were no realized capital losses or gains for the second quarter of 2000, compared to realized capital gains, after tax, of $114 thousand for the same period last year. Realized capital losses, after-tax, were $155 thousand for the first six months of 2000, compared to realized capital gains, after-tax, of $367 thousand for the same period last year. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

Financial Position
------------------

($ in thousands)
                                                                 June 30,                  December 31,
                                                                   2000                        1999
                                                            -------------------        --------------------
Fixed income securities (1)                                 $        89,277                 $     86,998
Short-term investments                                                4,494                        3,170
                                                            ---------------                 ------------
         Total investments                                  $        93,771                 $     90,168
                                                            ===============                 ============
Reinsurance recoverable from ALIC, net                      $     1,984,543                 $  2,022,502
                                                            ===============                 ============
Separate Account assets and liabilities                     $     7,802,383                 $  8,211,996
                                                            ===============                 ============
Contractholder funds                                        $     1,838,270                 $  1,871,933
                                                            ===============                 ============


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $91,228 and $89,205 at June 30, 2000 and December 31, 1999, respectively.

     Total investments were $93.8 million at June 30, 2000 compared to $90.2 million at December 31, 1999. The increase was due to positive cash flows generated from operations and lower unrealized net capital losses on fixed income securities. At June 30, 2000, unrealized net capital losses on the fixed income securities were $2.0 million compared to unrealized net capital losses of $2.2 million at December 31, 1999. Investments at June 30, 2000, excluding Separate Accounts and unrealized losses on fixed income securities, grew 3.6% from December 31, 1999.

     At June 30, 2000, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa or comparable Company internal rating.

     During the six months ended June 30, 2000, contractholder funds decreased by $33.7 million and amounts recoverable from ALIC decreased by $38.0 million as compared to December 31, 1999 balances. These decreases during both periods were due to increases in the sales of market value adjusted annuities and other fixed annuities were more than offset by higher surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999


     Separate Accounts assets and liabilities decreased $409.6 million to $7.8 billion at June 30, 2000 compared to the December 31, 1999 balance. The decrease was primarily attributable to decreased sales of variable annuity contracts and unfavorable investment performance of the Separate Account investment portfolios.

Liquidity and Capital Resources
-------------------------------

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at June 30, 2000.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At June 30, 2000, the Moody's, Standard and Poor's, and A.M. Best claims-paying ratings for the Company were Aa2, AA+, and A+, respectively.

Forward-Looking Statements
--------------------------

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in our forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business.

     o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income and product sales. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and therefore decrease sales or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and maturing and called investments in new investments that could be yielding less than the portfolio's average rate. Additionally the impact of decreasing Separate Account balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.

     o In order to meet the anticipated cash flow requirements of the obligations to policyholders, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

     o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital.

     o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

     o Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

     o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and may generally be expected to have an effect on an insurance company's business. On an ongoing basis, rating organizations review the financial performance and condition of insurers. Downgrades in one or more of the ratings of the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

(19) None

(22) None

(23) Not required

(24) Power of Attorney - Samuel H. Pilch

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the second quarter of 2000.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2000.



                           NORTHBROOK LIFE INSURANCE COMPANY
                           ---------------------------------
                                  (Registrant)






/s/ THOMAS J. WILSON, II            PRESIDENT AND CHIEF OPERATING OFFICER
------------------------            (Principal Executive Officer)
 THOMAS J. WILSON, II



/s/ SAMUEL H. PILCH                  CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.                Exhibit


(27)                Financial Data Scehdule