Form 10-Q
period 2000-09-30
NORTHBROOK LIFE INSURANCE CO
filed 2000-11-14
CIK 716791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 2000; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements                                            Page

            Statements of Operations
            Three Months Ended September 30, 2000
            and September 30, 1999 (Unaudited)
            Nine Months Ended September 30, 2000
            and September 30, 1999 (Unaudited).............................  3

            Statements of Financial Position
            September 30, 2000 (Unaudited) and December 31, 1999...........  4

            Statements of Cash Flows
            Nine Months Ended September 30, 2000
            and September 30, 1999(Unaudited)..............................  5

            Notes to Financial Statements (Unaudited)......................  6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  9

Item  3.   Quantitative and Qualitative Disclosure about Market Risk*......N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings ............................................... 13

Item 2.   Changes in Securities and use of Proceeds*.......................N/A

Item 3.   Defaults Upon Senior Securities*.................................N/A

Item 4.   Submission of Matters to a Vote of Security Holders* ............N/A

Item 5.   Other Information ............................................... 13

Item 6.   Exhibits and Reports on Form 8-K ................................ 13

Signature Page ............................................................ 15


*Omitted pursuant to General Instruction H(2) of Form 10-Q

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS


                                                 Three Months Ended                        Nine Months Ended
                                                    September 30,                            September 30,
                                           --------------------------------         ------------------------------
                                           --------------------------------         ------------------------------
($ in thousands)                               2000              1999                   2000              1999
                                           --------------    --------------         -------------     ------------
                                           --------------    --------------         -------------     ------------
                                                      (Unaudited)                             (Unaudited)
Revenues
Net investment income                      $       1,689      $      1,684          $      5,101      $      4,668
Realized capital gains and losses                     (1)               (8)                 (240)              557
                                           -------------      ------------          ------------      ------------

Income from operations
   before income tax expense                       1,688             1,676                 4,861             5,225
Income tax expense                                   588               586                 1,696             1,826
                                           -------------      ------------          ------------      ------------

Net income                                 $       1,100      $      1,090          $      3,165      $      3,399
                                           =============      ============          ============      ============


                       See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                          September 30,         December 31,
                                                                               2000                 1999
                                                                         -----------------    ------------------
                                                                         -----------------    ------------------
($ in thousands, except par value data)                                    (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $92,590 and $89,205)                                  $      92,014         $      86,998
   Short-term                                                                       4,715                 3,170
                                                                            -------------         -------------
         Total investments                                                         96,729                90,168

Cash                                                                                   15                    21
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                         1,968,754             2,022,502
Other assets                                                                        5,117                 5,997
Separate Accounts                                                               8,058,459             8,211,996
                                                                            -------------         -------------
         Total assets                                                       $  10,129,074         $  10,330,684
                                                                            =============         =============

Liabilities
Reserve for life-contingent contract benefits                               $     148,353         $     150,587
Contractholder funds                                                            1,820,423             1,871,933
Current income taxes payable                                                        3,764                 2,171
Deferred income taxes                                                               1,420                   746
Payable to affiliates, net                                                          5,169                 5,990
Separate Accounts                                                               8,058,459             8,211,996
                                                                            -------------         -------------
         Total liabilities                                                     10,037,588            10,243,423
                                                                            -------------         -------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                                            2,500                 2,500
Additional capital paid-in                                                         56,600                56,600
Retained income                                                                    32,761                29,596

Accumulated other comprehensive income:
    Unrealized net capital losses                                                    (375)               (1,435)
                                                                            -------------         -------------
         Total accumulated other comprehensive income                                (375)               (1,435)
                                                                            -------------         -------------
         Total shareholder's equity                                                91,486                87,261
                                                                            -------------         -------------
         Total liabilities and shareholder's equity                         $  10,129,074         $  10,330,684
                                                                            =============         =============


                  See notes to financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended
                                                                               September 30,
                                                                 ------------------------------------------
                                                                 ------------------------------------------
($ in thousands)                                                        2000                   1999
                                                                 -------------------     ------------------
                                                                 -------------------     ------------------
                                                                                (Unaudited)
Cash flows from operating activities
Net income                                                       $            3,165       $          3,399
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Amortization and other non-cash items                                  170                    192
         Realized capital gains and losses                                      240                   (557)
         Changes in:
             Life-contingent contract benefits and
               contractholder funds                                               4                     20
              Income taxes payable                                            1,696                    (82)
              Other operating assets and liabilities                           (504)                 1,074
                                                                 ------------------        ---------------
                 Net cash provided by operating activities                    4,771                  4,046
                                                                 ------------------        ---------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                    1,889                 16,059
       Investment collections                                                 2,234                  6,007
       Investment purchases                                                  (7,464)               (27,244)
Change in short-term investments, net                                        (1,436)                 1,132
                                                                 ------------------        ---------------
               Net cash used in investing activities                         (4,777)                (4,046)
                                                                 ------------------        ---------------


Net decrease in cash                                                             (6)                     -
Cash at the beginning of period                                                  21                      -
                                                                 ------------------        ---------------
Cash at end of period                                            $               15        $             -
                                                                 ==================        ===============




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

          The financial statements and notes as of September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                               ------------------------------     -------------------------------
       ($ in thousands)                             2000            1999               2000            1999
                                               ---------------- -------------     --------------- ---------------
       Premiums                                    $    104      $    175            $    257        $  2,117
       Contract charges                              31,750        29,919              94,229          87,499
       Credited interest, policy benefits
           and certain expenses                      64,192        57,864             164,544         171,725


                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                    Three Months Ended September 30,
                                               ---------------------------------------------------------------------------
       ($ in thousands)                                       2000                                   1999
                                               -----------------------------------    ------------------------------------
                                                                         After-                                 After-
                                                Pretax        Tax         tax           Pretax        Tax         tax
       Unrealized capital gains and losses:

       Unrealized holding gains (losses)
           arising during the period           $  1,373   $    (481)   $     892      $  (1,213)   $    425   $    (788)
       Less:  reclassification adjustments
                                                     --          --           --             (8)          3          (5)
                                               --------   ---------    ---------      ---------    --------   ---------

       Unrealized net capital gains (losses)      1,373        (481)         892         (1,205)        422        (783)
                                               --------   ---------    ---------      ---------    --------   ---------

       Other comprehensive income (loss)       $  1,373   $    (481)         892      $  (1,205)   $    422        (783)
                                               ========   =========                   =========    ========

       Net income                                                          1,100                                  1,090
                                                                       ---------                              ---------

       Comprehensive income (loss)                                     $   1,992                              $     307
                                                                       =========                              =========


                                                                    Nine Months Ended September 30,
                                               ---------------------------------------------------------------------------
       ($ in thousands)                                       2000                                   1999
                                               -----------------------------------    ------------------------------------
                                                                         After-                                 After-
                                                Pretax        Tax         tax           Pretax        Tax         tax
       Unrealized capital gains and losses:

       Unrealized holding gains (losses)
            arising during the period           $  1,390    $    (486)   $   904      $  (5,490)    $ 1,922   $  (3,568)
       Less:  reclassification adjustments
                                                    (240)          84       (156)           557        (195)        362
                                                --------    ---------    -------      ---------     -------   ---------

       Unrealized net capital gains (losses)       1,630         (570)     1,060         (6,047)      2,117      (3,930)
                                                --------    ---------    -------      ---------     -------   ---------
       Other comprehensive income (loss)        $  1,630    $    (570)     1,060      $  (6,047)    $ 2,117      (3,930)
                                                ========    =========                 =========     =======
       Net income                                                          3,165                                  3,399
                                                                         -------                              ---------

       Comprehensive income (loss)                                       $ 4,225                              $    (531)
                                                                         =======                              =========

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

          In the normal course of its business, the Company is involved in pending or threatened litigation and regulatory actions in which claims for monetary damages are asserted. At this time, based on their present status, it is in the opinion of management, that the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999



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


Results of Operations

($ in thousands)
                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                   2000         1999             2000           1999
                                               ------------- ------------    ------------- ----------------
Net investment income                          $   1,689      $   1,684     $  5,101           $   4,668
                                               =========      =========     ========           =========
Realized capital gains and losses, after tax   $      --      $      (5)    $  ( 156)          $     362
                                               =========      =========     ========           =========
Net income                                     $   1,100      $   1,090     $  3,165           $   3,399
                                               =========      =========     ========           =========


     The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999


     Net income was $1.1 million for the third quarter of 2000, consistent with the third quarter of 1999. Net income decreased for the nine months ending September 30, 2000 6.9% to $3.2 million, as higher net investment income was offset by realized capital losses, when compared to the same period of 1999. Net investment income for the third quarter was comparable to the prior year. Net investment income increased for the nine month period ended September 30, 2000 9.3% to $5.1 million. This increase was attributable to higher investment balances offset by slightly lower yields, when compared to the same period in 1999.

     There were no realized capital gains or losses, after tax, for the third quarter of 2000, compared to realized capital losses, after tax, of $5 thousand for the same period last year. Realized capital losses, after-tax, were $156 thousand for the first nine months of 2000, compared to realized capital gains, after-tax, of $362 thousand for the same period last year. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales, reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

Financial Position

($ in thousands)
                                                              September 30,            December 31,
                                                                   2000                    1999
                                                            -------------------     --------------------
Fixed income securities (1)                                        $    92,014              $    86,998
Short-term investments                                                   4,715                    3,170
                                                                   -----------              -----------
         Total investments                                         $    96,729              $    90,168
                                                                   ===========              ===========
Reinsurance recoverable from ALIC, net                             $ 1,968,754              $ 2,022,502
                                                                   ===========              ===========
Separate Accounts assets and liabilities                           $ 8,058,459              $ 8,211,996
                                                                   ===========              ===========
Contractholder funds                                               $ 1,820,423              $ 1,871,933
                                                                   ===========              ===========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $92,590 and $89,205 at September 30, 2000 and December 31, 1999, respectively.

     Total investments were $96.7 million at September 30, 2000 compared to $90.2 million at December 31, 1999. The increase was due to positive cash flows generated from operations and lower unrealized net capital losses on fixed income securities. At September 30, 2000, unrealized net capital losses on the fixed income securities were $576 thousand compared to unrealized net capital losses of $2.2 million at December 31, 1999. Investments at September 30, 2000, excluding Separate Accounts and unrealized losses on fixed income securities, grew 5.3% from December 31, 1999.

     At September 30, 2000, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa or comparable Company internal rating.

     During the nine months ended September 30, 2000, amounts recoverable from ALIC decreased by $53.7 million and contractholder funds decreased by $51.5 million as compared to December 31, 1999 balances. These decreases occurred as increases in the sales of market value adjusted annuities and other fixed annuities were more than offset by higher surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999

surrenders and withdrawals may increase in the future. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Accounts assets and liabilities decreased $153.5 million or 1.9% to $8.1 billion at September 30, 2000 compared to the December 31, 1999 balance. The decrease was primarily attributable to decreased sales of variable annuity contracts and unfavorable investment performance of the Separate Accounts investment portfolios.

Liquidity and Capital Resources

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at September 30, 2000.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At September 30, 2000, the Moody's, Standard and Poor's, and A.M. Best claims-paying ratings for the Company were Aa2, AA+, and A+, respectively.

Forward-Looking Statements

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations, generally. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Additionally the impact of decreasing Separate Accounts balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.

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

o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2000.



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