Form 10-K405
period 2000-12-31
NORTHBROOK LIFE INSURANCE CO
filed 2001-03-29
CIK 716791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-95995


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

                                3100 Sanders Road
                           Northbrook, Illinois 60062
                             Attn: Bruce A. Teichner
               (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 2001, there were 25,000 shares of common stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----

PART I

Item 1.       Business* ............................................ 2
Item 2.       Properties* .......................................... 3
Item 3.       Legal Proceedings..................................... 3
Item 4.       Submission of Matters to a Vote of Security Holders**.N/A

PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters........................... 4
Item 6.       Selected Financial Data**.............................N/A
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................... 4
Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk...........................................10
Item 8.       Financial Statements and Supplementary Data...........10
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................10

PART III

Item 10.      Directors and Executive Officers of the Registrant**..N/A
Item 11.      Executive Compensation**..............................N/A
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management**..........................................N/A
Item 13.      Certain Relationships and Related Transactions**......N/A

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...................................11

Signatures..........................................................12
Index to Financial Statements.......................................13


* Item prepared in accordance with General Instruction I(2) of Form 10-K. **Omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART I

Item 1.  Business

     Northbrook Life Insurance Company (hereinafter "Northbrook Life" or the "Company"), was organized in 1978 as a stock life insurance company under the laws of the State of Illinois. In 1998, it was redomesticated to the State of Arizona. Since its inception, the Company has done business continuously as "Northbrook Life Insurance Company."

     Northbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of the State of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation"), a Delaware company which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission.

     Northbrook Life, a single segment entity, markets life insurance, annuity and investment products exclusively through Dean Witter Reynolds, Inc. ("DWR"). DWR, which is registered as a broker-dealer under the Securities Exchange Act of 1934, is a subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW"). Northbrook Life currently offers single premium variable life insurance. Northbrook Life's annuity products include single premium fixed annuities, flexible premium variable annuities, and flexible premium market value adjusted annuities. DWR is the principal underwriter and broker-dealer for the Northbrook investment products, such as variable life insurance, variable annuities and market value adjusted annuities, offered by MSDW. DWR, along with its various insurance agency affiliates, also serves as the general agent for the sale of Northbrook's insurance products. Approximately 9,000 MSDW Financial Advisors have been appointed by Northbrook to sell its products. MSDW Financial Advisors are employees of MSDW.

     Northbrook Life has entered into reinsurance agreements, effective December 31, 1987, whereby substantially all of its business is ceded to ALIC. Under these agreements, premiums, contract charges, credited interest, policy benefits and certain expenses under substantially all general account contracts are reinsured with ALIC. ALIC is bound to stand behind the Company's contractual obligations to its policyholders. The obligations of ALIC under the reinsurance agreements, however, are to the Company. The Company continues to have primary liability as the direct insurer for risks reinsured. In addition, assets of the Company that relate to insurance in-force, excluding assets of the Separate Accounts, are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

     Under the Company's reinsurance agreements with ALIC, the Company reinsures substantially all reserve liabilities with ALIC except for the variable annuity and variable life insurance contracts it issues. The assets which support these liabilities are owned and managed by ALIC.

     The assets and liabilities of the variable annuity and variable life contracts are held in legally-segregated, unitized Separate Accounts and are retained by the Company. Contract charge revenue is reinsured to ALIC and consists of charges assessed against the account values of the Separate Accounts.

    Northbrook Life's and ALIC's general account assets must be invested in accordance with applicable state laws and regulations. These laws and regulations govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Northbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of life insurance, annuity and investment products. As of December 1999, the last year for which current information is available, there were approximately 1,400 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company has assigned A+(Superior) to ALIC, which automatically reinsures all net business of Northbrook Life. A.M. Best Company also has assigned Northbrook Life the rating of A+(r) because Northbrook Life automatically reinsures all business with Allstate Life. Standard & Poor's Insurance Rating Services has assigned AA+ (Excellent) to the Company's claims-paying ability, and Moody's Investors Service has assigned an Aa2 (excellent) financial strength rating to the Company. Northbrook Life shares the same ratings of its parent, ALIC.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Recent public and regulatory initiatives which may significantly affect the Company's insurance business relate to, for example, the taxation of insurance companies, employee benefit regulations, the tax treatment of insurance products, the removal of barriers preventing banks from engaging in the insurance and securities business, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits.

     Northbrook Life is registered with the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Northbrook Life Separate Accounts that issue variable life insurance contracts or, together with the Company, issue variable annuity contracts.


Item 2.  Properties

     Northbrook Life occupies office space provided by AIC in Northbrook, Illinois. Expenses associated with these offices are allocated to Northbrook Life.


Item 3.  Legal Proceedings

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially effect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the position or results of operations of the Company.

                                 PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

     All of the Company's outstanding shares of common stock are owned by its parent, ALIC. All of ALIC's outstanding shares are owned by AIC. All of the outstanding shares of AIC are owned by the Corporation.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF NORTHBROOK LIFE INSURANCE COMPANY (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets investment and life products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, and variable annuities. Life products consist of interest-sensitive life, immediate annuities with life contingencies, and variable life insurance.

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

RESULTS OF OPERATIONS

($ in thousands)

                                                2000           1999           1998
                                             ----------     ----------     ----------
Net investment income                        $    6,802     $    6,010     $    5,691
Realized capital gains and losses                  (230)           510              2
Income tax expense                                2,293          2,264          1,995
                                             ----------     ----------     ----------
Net income                                   $    4,279     $    4,256     $    3,698
                                             ==========     ==========     ==========

     The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under reinsurance agreements.

     Net income in 2000 was comparable to 1999 as the increase in net investment income was offset by taxes and realized capital losses from the sale of publicly traded corporate securities. In 1999, net income increased $558 thousand primarily as a result of increased net investment income and realized capital gains.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net investment income increased 13.2% to $6.8 million in 2000 due to higher investment balances and higher yields. In 1999, pretax investment income increased 5.6% to $6.0 million due to higher investment balances partially offset by higher investment expenses and lower investment yields. For both years, the higher investment balances arose from positive cash flows from operating activities. In addition, in 1999, positive cash flows from operating activities were favorably impacted by changes in inter-company settlement procedures. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 2.8% and 7.1% in 2000 and 1999, respectively. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate.

     Realized capital losses, after-tax, were $150 thousand in 2000 compared to realized capital gains, after-tax of $332 thousand in 1999. In 2000, realized capital losses resulted from the sale of publicly traded corporate securities. Period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions, reflecting management's view on positioning the portfolio, as well as assessments of individual securities and overall market conditions.


FINANCIAL POSITION

($ in thousands)

                                                     2000                1999
                                                 -----------          -----------
Fixed income securities (1)                      $    93,030          $    86,998
Short-term                                             3,859                3,170
                                                 -----------          -----------
         Total investments                       $    96,889          $    90,168
                                                 ===========          ===========
Reinsurance recoverable from ALIC                $ 1,975,150          $ 2,022,502
                                                 ===========          ===========
Separate Accounts assets and liabilities         $ 7,614,673          $ 8,211,996
                                                 ===========          ===========
Contractholder funds                             $ 1,826,062          $ 1,871,933
                                                 ===========          ===========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $91,141 and $89,205 at December 31, 2000 and 1999, respectively.

     Total investments were $96.9 million at December 31, 2000 compared to $90.2 million at December 31, 1999. In 2000, the increase in investments was due to positive cash flows generated from operations and unrealized gains on fixed income securities compared to unrealized losses in 1999.

FIXED INCOME SECURITIES

     The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2000, unrealized net capital gains on the fixed income securities portfolio totaled $1.9 million compared to unrealized net capital losses of $2.2 million at December 31, 1999. The change in the unrealized position is primarily attributable to interest rate fluctuations from year to year.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At December 31, 2000, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2000 is presented in the following table.

($ in thousands)

    NAIC
   RATINGS     MOODY'S EQUIVALENT DESCRIPTION             FAIR VALUE     PERCENT TO TOTAL
   -------     ------------------------------             ----------     ----------------
      1        Aaa/Aa/A                                   $   86,038           92.5%
      2        Baa                                             6,942            7.5
      3        In or near default                                 50            0.0
                                                          ----------     ----------
                                                          $   93,030          100.0%
                                                          ==========     ===========

      At December 31, 2000 and 1999, $20.2 million and $18.7 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2000, 21.3% of the MBS portfolio was invested in planned amortization class bonds.

     The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT-TERM INVESTMENTS

     The Company's short-term investment portfolio was $3.9 million and $3.2 million at December 31, 2000 and 1999, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC

     During 2000, contractholder funds decreased by $45.9 million and reinsurance recoverable from ALIC under reinsurance agreements decreased by $47.4 million. Deposits and higher levels of interest credited to contractholders were more than offset by fixed annuity surrenders and withdrawals and transfers to the Separate Accounts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities decreased 7.3% to $7.6 billion in 2000. The decrease was primarily attributable to decreased sales of variable annuity contracts, increased surrenders and withdrawals and unfavorable investment performance of the Separate Accounts investment portfolios.

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

CORPORATE OVERSIGHT

     The Company, administers and oversees investment risk management processes primarily through its Board of Directors and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provides executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific Board of Directors-approved investment policies that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines and investment policies. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by these governance documents.

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

     One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 2000, the Company's asset duration was approximately 4.4, versus
4.9 at December 31, 1999.

     To calculate duration, the Company projects asset cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

      Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2000, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $4.2 million, a decrease over the $4.3 million at December 31, 1999. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

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

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index. At December 31, 2000, the Company had Separate Accounts assets totaling $7.6 billion. This is a decrease over the $8.2 billion of Separate Accounts assets at December 31, 1999. The Company earns mortality and expense fees as a percentage of account value in the Separate Accounts. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $10.6 million less in annualized fee income which would be ceded to ALIC. This is a slight decrease over the $11.1 million amount determined at December 31, 1999. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 2000 for these exposures and has ceded them to either ALIC or a third party. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at December 31, 2000.

     The primary sources of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

FINANCIAL RATINGS AND STRENGTH

     At December 31, 2000, the Moody's, Standard and Poor's, and A.M. Best's claims-paying rating for the Company were Aa2, AA+ and A+, respectively. Additionally A.M. Best affirmed its December 31, 2000 rating in the first quarter of 2001.

LIQUIDITY

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above a level that would require regulatory action.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER DEVELOPMENTS

     The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement effective January 2001. The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements did not have a material impact on the statutory surplus of the Company.

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

- Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company invests proceeds from positive cash flows from operations and reinvests proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.

- The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

- In order to manage interest rate risk, from time to time the effective duration of the assets of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

                        NORTHBROOK LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital.

- The Company distributes its products under an agreement with another financial services entity. Termination of such an agreement due to changes in control of this non-affiliated entity or other factors could have a detrimental effect on the Company's sales. This risk may be increased due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

- A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

     - At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) more than 50% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     - In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of the state insurance regulation in the United States financial services industry following the enactment of the Graham-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

- Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. Additionally, the demand for life insurance products that are used to address a customers' estate planning needs, may be impacted to the extent any legislative changes to the current estate tax laws occur.

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating organizations review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's or ALIC's business, financial condition and results of operations.

- Additional risk factors regarding market risk are incorporated by reference to the discussion of "Market Risk" beginning on page 4.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure is required by this Item.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents Filed as Part of this Report

     1. Financial Statements.  The Registrant's  financial  statements,  for the
year  ended  December  31,  2000,   together  with  the  Report  of  Independent
Accountants, are set forth on pages F-1 to F-18 of this report.

     2. Financial Statement Schedules. The following is included in Part IV of this report:

     Schedule IV - Reinsurance: page F-18

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

     (b) Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 2000.

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

                        NORTHBROOK LIFE INSURANCE COMPANY

                              /s/ THOMAS J. WILSON, II
                        By:   ------------------------
                              Thomas J. Wilson, II
                              President, Chief Executive Officer and Director (Principal Executive Officer)

                        Date:    March 23, 2001
                                ------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 By:  /s/ THOMAS J. WILSON, II
      ------------------------
         Thomas J. Wilson, II
         President, Chief Executive Officer and Director
         (Principal Executive Officer)

Date:    March 23, 2001
      ------------------

By:  /s/ STEVEN C. VERNEY
      ------------------------
         Steven C. Verney
         Vice President and Director
         (Principal Financial Officer)

Date:    March 23, 2001
      ------------------

By:  /s/ SAMUEL H. PILCH
      ------------------------
         Samuel H. Pilch
         Vice President and Controller
         (Principal Accounting Officer)

Date:    March 23, 2001
      ------------------

By:  /s/ MICHAEL J. VELOTTA
      ------------------------
         Michael J. Velotta
         Vice President, Secretary, General Counsel
         and Director

Date:    March 23, 2001
      ------------------

By:  /s/ MARLA G. FRIEDMAN
      ------------------------
         Marla G. Friedman
         Vice President and Director

Date:    March 23, 2001
      ------------------

By:  /s/ MARGARET G. DYER
      ------------------------
         Margaret G. Dyer
         Director

Date:    March 23, 2001
      ------------------

By:  /s/ JOHN C. LOUNDS
      ------------------------
         John C. Lounds
         Director

Date:    March 23, 2001
      ------------------

By:  /s/ J. KEVIN MCCARTHY
      ------------------------
         J. Kevin McCarthy
         Director

Date:    March 23, 2001
      ------------------

                              Financial Statements

                                      Index
                                      -----

                                                                            Page
                                                                            ----

Independent Auditors' Report............................................... F-1

Financial Statements:



     Statements of Operations and Comprehensive Income for the Years Ended
      December 31, 2000, 1999 and 1998..................................... F-2

     Statements of Financial Position
      December 31, 2000 and 1999........................................... F-3

     Statements of Shareholder's Equity for the Years Ended
      December 31, 2000, 1999 and 1998..................................... F-4

     Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998..................................... F-5

     Notes to Financial Statements......................................... F-6

     Schedule IV - Reinsurance for the Years Ended
      December 31, 2000, 1999 and 1998..................................... F-18

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Northbrook Life Insurance Company:

--------------------------------------------------------------------------------

We have audited the accompanying Statements of Financial Position of Northbrook Life Insurance Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2000 and 1999, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 23, 2001

                       NORTHBROOK LIFE INSURANCE COMPANY

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
REVENUES
  Net investment income.....................................   $6,802     $6,010     $5,691
  Realized capital gains and losses.........................     (230)       510          2
                                                               ------     ------     ------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE............    6,572      6,520      5,693
INCOME TAX EXPENSE..........................................    2,293      2,264      1,995
                                                               ------     ------     ------
NET INCOME..................................................    4,279      4,256      3,698
                                                               ------     ------     ------
OTHER COMPREHENSIVE INCOME (LOSS), AFTER-TAX
  Change in unrealized net capital gains and losses.........    2,663     (4,802)       825
                                                               ------     ------     ------
COMPREHENSIVE INCOME (LOSS).................................   $6,942     $ (546)    $4,523
                                                               ======     ======     ======


                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000           1999
                                                              ------------   -------------
                                                              ($ IN THOUSANDS, EXCEPT PAR
                                                                      VALUE DATA)
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost
   $91,141 and $89,205).....................................   $   93,030     $    86,998
  Short-term................................................        3,859           3,170
                                                               ----------     -----------
  Total investments.........................................       96,889          90,168
Cash........................................................           --              21
Reinsurance recoverable from Allstate Life Insurance
  Company...................................................    1,975,150       2,022,502
Other assets................................................        4,817           5,997
Separate Accounts...........................................    7,614,673       8,211,996
                                                               ----------     -----------
      TOTAL ASSETS..........................................   $9,691,529     $10,330,684
                                                               ==========     ===========
LIABILITIES
Reserve for life-contingent contract benefits...............   $  149,111     $   150,587
Contractholder funds........................................    1,826,062       1,871,933
Current income taxes payable................................        2,078           2,171
Deferred income taxes.......................................        2,279             746
Payable to affiliates, net..................................        7,123           5,990
Separate Accounts...........................................    7,614,673       8,211,996
                                                               ----------     -----------
      TOTAL LIABILITIES.....................................    9,601,326      10,243,423
                                                               ----------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares authorized,
  issued and outstanding....................................        2,500           2,500
Additional capital paid-in..................................       56,600          56,600
Retained income.............................................       29,875          29,596
Accumulated other comprehensive income (loss):
  Unrealized net capital gains and losses...................        1,228          (1,435)
                                                               ----------     -----------
      Total accumulated other comprehensive income (loss)...        1,228          (1,435)
                                                               ----------     -----------
      TOTAL SHAREHOLDER'S EQUITY............................       90,203          87,261
                                                               ----------     -----------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY............   $9,691,529     $10,330,684
                                                               ==========     ===========

                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
COMMON STOCK................................................  $ 2,500    $ 2,500    $ 2,500
                                                              -------    -------    -------
ADDITIONAL CAPITAL PAID-IN..................................   56,600     56,600     56,600
                                                              -------    -------    -------
RETAINED INCOME
Balance, beginning of year..................................   29,596     25,340     21,642
Net income..................................................    4,279      4,256      3,698
Dividends...................................................   (4,000)        --         --
                                                              -------    -------    -------
Balance, end of year........................................   29,875     29,596     25,340
                                                              -------    -------    -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year..................................   (1,435)     3,367      2,542
Change in unrealized net capital gains and losses...........    2,663     (4,802)       825
                                                              -------    -------    -------
Balance, end of year........................................    1,228     (1,435)     3,367
                                                              -------    -------    -------
    Total Shareholder's Equity..............................  $90,203    $87,261    $87,807
                                                              =======    =======    =======

                       See notes to financial statements.

                       NORTHBROOK LIFE INSURANCE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  4,279   $  4,256   $  3,698
Adjustments to reconcile net income to net cash provided by
 operating activities
    Amortization and other non-cash items...................       295        559        518
    Realized capital gains and losses.......................       230       (510)        (2)
    Changes in:
      Life-contingent contract benefits and contractholder
       funds................................................         5        (68)       273
      Income taxes payable..................................         7        355      1,866
      Other operating assets and liabilities................     1,563        924      4,126
                                                              --------   --------   --------
    Net cash provided by operating activities...............     6,379      5,516     10,479
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
  Proceeds from sales.......................................     6,780     17,992      1,922
  Investment collections....................................     2,933      6,555     10,253
  Investment purchases......................................   (11,561)   (32,050)   (20,690)
  Change in short-term investments, net.....................      (552)     2,008     (1,964)
                                                              --------   --------   --------
    Net cash used in investing activities...................    (2,400)    (5,495)   (10,479)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..............................................    (4,000)        --         --
                                                              --------   --------   --------
    Net cash used in financing activities...................    (4,000)        --         --
                                                              --------   --------   --------

NET INCREASE (DECREASE) IN CASH.............................       (21)        21         --
CASH AT THE BEGINNING OF YEAR...............................        21         --         --
                                                              --------   --------   --------
CASH AT END OF YEAR.........................................  $     --   $     21   $     --
                                                              ========   ========   ========

                       See notes to financial statements.

NORTHBROOK LIFE INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
($ IN THOUSANDS)
-------------------------------------------------------------------

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

NATURE OF OPERATIONS
The Company markets investment and life insurance products exclusively through Dean Witter Reynolds, Inc. ("Dean Witter") (see Note 4), a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, and variable annuities. Life insurance products consist of interest-sensitive life, immediate annuities with life contingencies, and variable life insurance. In 2000, substantially all of the Company's statutory premiums and deposits were from annuities.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes that lessen these incentives are likely to negatively impact the demand for these products. The demand for life insurance products that are used to address a customer's estate planning needs may be impacted to the extent any legislative changes occur to the current estate tax laws.

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

The Company is authorized to sell life and investment products in all states except New York, as well as in the District of Columbia and Puerto Rico. The top geographic locations for statutory premiums and deposits for the Company were California, Florida, and Texas for the year ended December 31, 2000. No other jurisdiction accounted for more than 5% of statutory premiums and deposits.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such write-downs are included in realized capital gains and losses. Short-term investments are carried at cost or amortized cost, which approximates fair value.

Investment income consists primarily of interest. Interest is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC (See Note 3). Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of the related contractholder account balance.

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balance for contract administration and surrender charges. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balance.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions.

Variable annuity and variable life contracts are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuity and variable life contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. As discussed earlier, revenues to the Company from the Separate Accounts are recorded as contract charges.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to immediate annuities with life contingencies and certain variable annuity contract guarantees, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses at the time the policy is issued. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 7.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of contracts that include an investment component, including most fixed annuities, interest-sensitive life policies and certain investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 7.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                      F-8

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

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

The following table summarizes amounts that were ceded to ALIC under reinsurance agreements.

                                      YEAR ENDED DECEMBER 31,
                                    2000        1999        1998
                                  --------    --------    --------
Premiums                          $    289    $  2,966    $  2,528
Contract charges                   124,250     118,290     102,218
Credited interest, policy
 benefits, and certain
 expenses                          224,265     222,513     217,428

BUSINESS OPERATIONS
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $22,026, $33,892 and $26,230 in 2000, 1999 and 1998, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

4.  EXCLUSIVE DISTRIBUTION AGREEMENT
The Company has a strategic alliance with Dean Witter to develop, market and distribute proprietary savings and life insurance products through Morgan Stanley Dean Witter Financial Advisors. Affiliates of Dean Witter are the investment managers for the Morgan Stanley Dean Witter Variable Investment Series and the Universal Institutional Funds, Inc., the funds in which certain assets of the Separate Accounts products are invested. Under the terms of the alliance, the Company has agreed to use Dean Witter as an exclusive distribution channel for the Company's products. In addition to the Company's products, Dean Witter markets other products that compete with those of the Company.

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

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

5.  INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                            GROSS
                                         UNREALIZED
    AT DECEMBER 31,      AMORTIZED   -------------------     FAIR
         2000              COST       GAINS      LOSSES     VALUE
         ----            ---------   --------   --------   --------
U.S. government and
  agencies                $10,778     $1,193    $    --    $11,971
Municipal                   1,501         26        (38)     1,489
Corporate                  59,449        656       (720)    59,385
Mortgage-backed
  securities               19,413        958       (186)    20,185
                          -------     ------    -------    -------
  Total fixed income
   securities             $91,141     $2,833    $   944    $93,030
                          =======     ======    =======    =======
At December 31, 1999
U.S. government and
  agencies                $ 8,660     $  131    $   (57)   $ 8,734
Municipal                   1,155          6       (108)     1,053
Corporate                  61,049         26     (2,541)    58,534
Mortgage-backed
  securities               18,341        822       (486)    18,677
                          -------     ------    -------    -------
  Total fixed income
   securities             $89,205     $  985    $(3,192)   $86,998
                          =======     ======    =======    =======

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 2000:

                                           AMORTIZED     FAIR
                                             COST       VALUE
                                           ---------   --------
Due in one year or less                     $   454    $   456
Due after one year through five years        31,914     32,461
Due after five years through ten years       31,618     31,119
Due after ten years                           7,742      8,809
                                            -------    -------
                                             71,728     72,845
Mortgage-backed securities                   19,413     20,185
                                            -------    -------
  Total                                     $91,141    $93,030
                                            =======    =======

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME

      YEAR ENDED DECEMBER 31,           2000       1999       1998
      -----------------------         --------   --------   --------
Fixed income securities                $6,635     $5,881     $5,616
Short-term investments                    249        261        190
                                       ------     ------     ------
  Investment income, before expense     6,884      6,142      5,806
  Investment expense                       82        132        115
                                       ------     ------     ------
  Net investment income                $6,802     $6,010     $5,691
                                       ======     ======     ======

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS


REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

        YEAR ENDED DECEMBER 31,             2000       1999       1998
        -----------------------           --------   --------   --------
Fixed income securities                    $(230)     $ 510       $ 2
                                           -----      -----       ---
  Realized capital gains and losses         (230)       510         2
  Income taxes                                80       (178)       (1)
                                           -----      -----       ---
  Realized capital gains and losses,
   after tax                               $(150)     $ 332       $ 1
                                           =====      =====       ===

Excluding calls and prepayments, gross gains of $78 and $629 were realized on sales of fixed income securities during 2000 and 1999, respectively and gross losses of $308, $119 and $9 were realized on sales of fixed income securities during 2000, 1999 and 1998, respectively. There were no gross gains realized on sales of fixed income securities during 1998.

UNREALIZED NET CAPITAL GAINS
Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 2000 are as follows:

                                                     GROSS
                         COST/                    UNREALIZED        UNREALIZED
                       AMORTIZED     FAIR     -------------------      NET
                         COST       VALUE      GAINS      LOSSES      GAINS
                       ---------   --------   --------   --------   ----------
Fixed income
 securities             $91,141    $93,030    $ 2,833    $  (944)     $1,889
                        =======    =======    =======    =======
Deferred income taxes                                                   (661)
                                                                      ------
Unrealized net
 capital gains                                                        $1,228
                                                                      ======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

      YEAR ENDED DECEMBER 31,          2000       1999       1998
      -----------------------        --------   --------   --------
Fixed income securities              $ 4,096    $(7,387)   $ 1,269
Deferred income taxes                 (1,433)     2,585       (444)
                                     -------    -------    -------
Increase (decrease) in unrealized
 net capital gains and losses        $ 2,663    $(4,802)   $   825
                                     =======    =======    =======

SECURITIES ON DEPOSIT
At December 31, 2000, fixed income securities with a carrying value of $8,939 were on deposit with regulatory authorities as required by law.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

6.  FINANCIAL INSTRUMENTS
In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable) and liabilities (including interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash are generally of a short-term nature. Their carrying values approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                2000                      1999
                       -----------------------   -----------------------
                        CARRYING       FAIR       CARRYING       FAIR
                         VALUE        VALUE        VALUE        VALUE
                       ----------   ----------   ----------   ----------
Fixed income
 securities            $   93,030   $   93,030   $   86,998   $   86,998
Short-term                  3,859        3,859        3,170        3,170
Separate Accounts       7,614,673    7,614,673    8,211,996    8,211,996

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

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                2000                      1999
                       -----------------------   -----------------------
                        CARRYING       FAIR       CARRYING       FAIR
                         VALUE        VALUE        VALUE        VALUE
                       ----------   ----------   ----------   ----------
Contractholder funds
 on investment
 contracts             $1,652,039   $1,644,231   $1,735,843   $1,675,910
Separate Accounts       7,614,673    7,614,673    8,211,996    8,211,996

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

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

7.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS
At December 31, the Reserve for life-contingent contract benefits consists of the following:

                                             2000       1999
                                           --------   --------
Immediate annuities:
  Structured settlement annuities          $108,441   $109,907
  Other immediate annuities                  40,670     40,680
                                           --------   --------
  Total Reserve for life-contingent
   contract benefits                       $149,111   $150,587
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

Premium deficiency reserves are established, if necessary, for the structured settlement annuity business, to the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized. The Company did not have a premium deficiency reserve at December 31, 2000 and 1999.

At December 31, Contractholder funds consists of the following:

                                           2000         1999
                                        ----------   ----------
Interest-sensitive life                 $  171,192   $  173,867
Fixed annuities:
  Immediate annuities                       66,051       78,197
  Deferred annuities                     1,588,819    1,619,869
                                        ----------   ----------
  Total Contractholder funds            $1,826,062   $1,871,933
                                        ==========   ==========

Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.8% to 6.5% for interest-sensitive life contracts; 3.5% to 10.2% for immediate annuities and 4.3% to 7.3% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 44.4% of deferred annuities are subject to a market value adjustment.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND LEGAL PROCEEDINGS
The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization that advocates ethical market conduct.

9.  INCOME TAXES
The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate to ALIC the tax consequences of such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, as adjusted for the reinsurance ceded to ALIC.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS


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

The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                                2000       1999
                                              --------   --------
DEFERRED ASSETS
Unrealized net capital losses                 $    --    $   772
                                              -------    -------
  Total deferred assets                            --        772
DEFERRED LIABILITIES
Difference in tax bases of investments         (1,618)    (1,518)
Unrealized net capital gains                     (661)        --
                                              -------    -------
  Total deferred liabilities                   (2,279)    (1,518)
                                              -------    -------
  Net deferred liability                      $(2,279)   $  (746)
                                              =======    =======

The components of income tax expense for the year ended December 31, are as follows:

                                        2000       1999       1998
                                      --------   --------   --------
Current                                $2,193     $2,249     $1,797
Deferred                                  100         15        198
                                       ------     ------     ------
  Total income tax expense             $2,293     $2,264     $1,995
                                       ======     ======     ======

The Company paid income taxes of $2,286, $1,908 and $129 in 2000, 1999 and 1998, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                         2000       1999       1998
                                       --------   --------   --------
Statutory federal income tax rate       35.0%      35.0%      35.0%
Tax-exempt income                       (0.1)      (0.1)      (0.2)
Other                                     --       (0.2)       0.2
                                        ----       ----       ----
Effective income tax rate               34.9%      34.7%      35.0%
                                        ====       ====       ====

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2000, approximately $16, will result in federal income taxes payable of $6 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

10.  STATUTORY FINANCIAL INFORMATION
The Company's statutory capital and surplus was $84,335 and $83,746 at December 31, 2000 and 1999, respectively. The Company's statutory net income was $4,893, $4,840 and $3,518 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The NAIC has approved a January 1, 2001 implementation date for newly developed statutory accounting principles ("codification"). The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements will not have a material impact on the statutory surplus of the Company. The NAIC has installed a formal maintenance process to develop and propose new guidance, as well as on-going clarification and interpretation of issues. The impact of any future changes will be recorded as they are approved by the NAIC.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. On December 28, 2000, the Company paid a cash dividend of $4.0 million to ALIC. The maximum amount of dividends that the Company can distribute during 2001 without prior approval of the Arizona Department of Insurance is $4,893.

                       NORTHBROOK LIFE INSURANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS


RISKED-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above levels that would require regulatory action.

11.  OTHER COMPREHENSIVE INCOME
The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                           2000                              1999                              1998
                              -------------------------------   -------------------------------   -------------------------------
                               PRETAX      TAX      AFTER-TAX    PRETAX      TAX      AFTER-TAX    PRETAX      TAX      AFTER-TAX
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
UNREALIZED CAPITAL GAINS AND
  LOSSES:
----------------------------
Unrealized holding gains
  (losses) arising during
  the period                   $3,843    $(1,344)    $2,499     $(6,877)    $2,407     $(4,470)    $1,271     $(445)      $826
Less: reclassification
  adjustments                    (253)        89       (164)        510       (178)        332          2        (1)         1
                               ------    -------     ------     -------     ------     -------     ------     -----       ----
Unrealized net capital gains
  (losses)                      4,096     (1,433)     2,663      (7,387)     2,585      (4,802)     1,269      (444)       825
                               ------    -------     ------     -------     ------     -------     ------     -----       ----
Other comprehensive income
  (loss)                       $4,096    $(1,433)    $2,663     $(7,387)    $2,585     $(4,802)    $1,269     $(444)      $825
                               ======    =======     ======     =======     ======     =======     ======     =====       ====

                       NORTHBROOK LIFE INSURANCE COMPANY

                            SCHEDULE IV--REINSURANCE

                                ($ IN THOUSANDS)

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force.....................................  $441,073   $441,073   $     --
                                                              ========   ========   ========
Premiums and contract charges:
  Life and annuities........................................  $124,621   $124,621   $     --
                                                              ========   ========   ========

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.....................................  $474,824   $474,824   $     --
                                                              ========   ========   ========
Premiums and contract charges:
  Life and annuities........................................  $121,351   $121,351   $     --
                                                              ========   ========   ========

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 1998
Life insurance in force.....................................  $494,256   $494,256   $     --
                                                              ========   ========   ========
Premiums and contract charges:
  Life and annuities........................................  $104,746   $104,746   $     --
                                                              ========   ========   ========