Form 10-Q
period 2001-03-31
NORTHBROOK LIFE INSURANCE CO
filed 2001-05-15
CIK 716791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 333-58520

                        NORTHBROOK LIFE INSURANCE COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


              ARIZONA                                  36-3001527
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

        3100 Sanders Road                                 60062
     Northbrook, Illinois 60062                         (Zip Code)
      Bruce A. Teichner, Esq.
(Address of principal executive offices)


Registrant's telephone number, including area code: 847-402-5000

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of May 15, 2001, Registrant had 25,000 shares of common stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

           Statements of Operations
           Three Months Ended March 31, 2001 and
           March 31, 2000 (Unaudited)....................................... 3

           Statements of Financial Position
           March 31, 2001 (Unaudited) and December 31, 2000................. 4

           Statements of Cash Flows
           Three Months Ended March 31, 2001 and
                  March 31, 2000 (Unaudited)................................ 5

           Notes to Financial Statements.................................... 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................... 8

Item 3.   Quantitative and Qualitative Disclosure about Market Risk*       N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds*                        N/A

Item 3.   Defaults Upon Senior Securities*                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders*              N/A

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signature Page                                                              15


*Omitted pursuant to General Instruction H(2)of Form 10-Q.

                                      NORTHBROOK LIFE INSURANCE COMPANY
                                          STATEMENTS OF OPERATIONS


                                                                             Three Months Ended
                                                                                   March 31,
                                                                   -------------------------------------------
(in thousands)                                                            2001                    2000
                                                                   -------------------     -------------------
                                                                                    (Unaudited)

Revenues
Net investment income                                              $             1,573     $             1,595
Realized capital gains and losses                                                   43                    (239)
                                                                   -------------------     -------------------

Income from operations
   before income tax expense                                                     1,616                   1,356
Income tax expense                                                                 563                     474
                                                                   -------------------     -------------------

Net income                                                         $             1,053     $               882
                                                                   ===================     ===================























                             See notes to financial statements.





                        NORTHBROOK LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                                  March 31,              December 31,
                                                                                     2001                    2000
                                                                              -------------------     -------------------
(in thousands, except par value data)                                            (Unaudited)

Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $87,133 and $91,141)                                    $           90,422      $           93,030
   Short-term                                                                              4,270                   3,859
                                                                              ------------------      ------------------
         Total investments                                                                94,692                  96,889

Reinsurance recoverable from
   Allstate Life Insurance Company, net                                                1,978,049               1,975,150
Other assets                                                                               4,542                   4,817
Separate Accounts                                                                      6,684,521               7,614,673
                                                                              ------------------      ------------------
         Total assets                                                         $        8,761,804      $        9,691,529
                                                                              ==================      ==================

Liabilities
Reserve for life-contingent contract benefits                                 $          149,146      $          149,111
Contractholder funds                                                                   1,828,950               1,826,062
Current income taxes payable                                                               2,613                   2,078
Deferred income taxes                                                                      2,798                   2,279
Payable to affiliates, net                                                                 1,610                   7,123
Separate Accounts                                                                      6,684,521               7,614,673
                                                                              ------------------      ------------------
         Total liabilities                                                             8,669,638               9,601,326
                                                                              ------------------      ------------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                                                   2,500                   2,500
Additional capital paid-in                                                                56,600                  56,600
Retained income                                                                           30,928                  29,875

Accumulated other comprehensive income:
    Unrealized net capital gains                                                           2,138                   1,228
                                                                              ------------------       -----------------
         Total accumulated other comprehensive income                                      2,138                   1,228
                                                                              ------------------       -----------------
         Total shareholder's equity                                                       92,166                  90,203
                                                                              ------------------       -----------------
         Total liabilities and shareholder's equity                           $        8,761,804       $       9,691,529
                                                                              ==================       =================


                                  See notes to financial statements.




                                    NORTHBROOK LIFE INSURANCE COMPANY
                                         STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended
                                                                                 March 31,
                                                                 ------------------------------------------
(in thousands)                                                          2001                   2000
                                                                 -------------------     ------------------
                                                                                (Unaudited)

Cash flows from operating activities
Net income                                                       $           1,053       $            882
Adjustments to reconcile net income to net cash
  provided by operating activities
     Amortization and other non-cash items                                     979                    154
     Realized capital gains and losses                                         (44)                   239
     Changes in:
         Life-contingent contract benefits and
          contractholder funds                                                  24                     (3)
         Income taxes payable                                                  564                    475
          Other operating assets and liabilities                            (6,255)                  (119)
                                                                 -----------------       ----------------
            Net cash provided by (used in) operating activities             (3,679)                 1,628
                                                                 -----------------       ----------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                   3,362                   1,763
       Investment collections                                                  728                     785
       Investment purchases                                                      -                  (4,889)
Change in short-term investments, net                                         (411)                    738
                                                                 -----------------       -----------------
           Net cash provided by (used in) investing activities               3,679                  (1,603)
                                                                 -----------------       -----------------


Net increase in cash                                                             -                      25
Cash at the beginning of period                                                  -                      21
                                                                 ------------------      -----------------
Cash at end of period                                            $               -       $              46
                                                                 ==================      =================








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

          The financial statements and notes as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   Reinsurance

          The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. Such amounts are reflected net of reinsurance in the statements of operations. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under the terms of reinsurance agreements.

          The following table summarizes amounts that were ceded to ALIC under reinsurance agreements.


                                                                   Three months ended
                                                                        March 31,
                                                            ----------------------------------
       (in thousands)                                           2001               2000
                                                            --------------    ----------------

       Premiums                                             $      173        $        103
       Contract charges                                         28,241              32,056
       Credited interest, policy benefits
           and certain expenses                                 50,518              49,990


3.     Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      Three months ended March 31,
                                               ---------------------------------------------------------------------------
       (in thousands)                                         2001                                   2000
                                               -----------------------------------    ------------------------------------
                                                                         After-                                 After-
                                                Pretax        Tax         tax           Pretax        Tax         tax
       Unrealized capital gains and losses:

       Unrealized holding gains (losses)
           arising during the period           $   1,443      $ (505)    $    938       $    191      $   (66)  $    125
       Less: reclassification adjustments             43         (15)          28           (239)          84       (155)
                                               ---------      ------     --------       --------      -------   --------
       Unrealized net capital gains (losses)       1,400        (490)         910            430         (150)       280
                                               ---------      ------     --------       --------      -------   --------
       Other comprehensive income (loss)       $   1,400      $ (490)         910       $    430      $  (150)       280
                                               =========      ======                    ========      =======

       Net income                                                           1,053                                    882
                                                                         --------                               --------

       Comprehensive income                                              $  1,963                               $  1,162
                                                                         ========                               ========


4.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, proposed legislation to prohibit the use of gender in determining insurance rates and benefits and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is in the opinion of management that the ultimate liability, if any, in one or more of these matters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in
Part I. Item 1 and Part II. Items 7 and 8 of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets investment and life insurance products through Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, and variable annuities. Life insurance consists of interest-sensitive life, immediate annuities with life contingencies, and variable life insurance.

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



RESULTS OF OPERATIONS

(in thousands)
                                                                            Three months ended
                                                                                 March 31,
                                                                        2001                   2000
                                                                 --------------------    ------------------
Net investment income                                            $          1,573        $        1,595
Realized capital gains and losses                                              43                  (239)
Income tax expense                                                            563                   474
                                                                 ----------------        --------------
Net income                                                       $          1,053        $          882
                                                                 ================        ==============

     The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000


     Net income was $1.1 million for the first quarter of 2001 compared to $882 thousand for the first quarter of 2000. Net income increased in the first quarter of 2001 due to realized capital gains as compared to realized capital losses in the same period last year. Net investment income for the first quarter was comparable to the prior year.

     Realized capital gains, after tax, were $28 thousand in the first quarter of 2001 compared to realized capital losses, after tax, of $155 thousand for the same period last year. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.

FINANCIAL POSITION

(in thousands)
                                                                March 31,              December 31,
                                                                   2001                    2000
                                                            -------------------     --------------------
Fixed income securities (1)                                 $           90,422      $            93,030
Short-term                                                               4,270                    3,859
                                                            ------------------      -------------------
         Total investments                                  $           94,692      $            96,889
                                                            ==================      ===================
Reinsurance recoverable from ALIC, net                      $        1,978,049      $         1,975,150
                                                            ==================      ===================
Separate Accounts assets and liabilities                    $        6,684,521      $         7,614,673
                                                            ==================      ===================
Contractholder funds                                        $        1,828,950      $         1,826,062
                                                            ==================      ===================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $87,133 and $91,141 at March 31, 2001 and December 31, 2000, respectively.

     Total investments were $94.7 million at March 31, 2001 compared to $96.9 million at December 31, 2000. The decrease was due to negative cash flows generated from operations. Investment balances at March 31, 2001, excluding unrealized gains and losses on fixed income securities, decreased 3.8% from December 31, 2000.

     At March 31, 2001, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa, or a comparable Company internal rating.

     During the three months ended March 31, 2001, Reinsurance recoverable from ALIC and Contractholder funds each increased by $2.9 million as compared to December 31, 2000 balances. These increases were the result of increased deposits into the fixed component of the variable annuities partially offset by decreases in deposits of other investment contracts. Reinsurance recoverable from ALIC represents amounts recoverable from ALIC resulting from contract benefit obligations ceded to ALIC.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000



      Separate Accounts assets and liabilities decreased $930.2 million or 12.2% to $6.7 billion at March 31, 2001 compared to the December 31, 2000 balance. The decrease was primarily attributable to decreased sales of variable annuity contracts, weakness and volatility in the stock market and an increase in surrenders and withdrawals.

CAPITAL RESOURCES AND LIQUIDITY

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet its obligations under the reinsurance agreements. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at March 31, 2001.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and pay dividends to ALIC.

      At March 31, 2001, the Moody's, Standard and Poor's, and A.M. Best claims-paying ratings for the Company were Aa2, AA+, and A+, respectively.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000



o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverss group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

o The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

o In order to manage interest rate risk, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

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

o The Company distributes its products under an agreement with another financial services entity. Termination of such an agreement due to changes in control of this non-affiliated entity or other factors could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's or ALIC's business, financial condition and results of operations.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to use its capital.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry.

     - At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     - In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of state insurance regulation in the United States financial services industry following the enactment of the Gramm-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

                           PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

               Registrant and its Board of Directors know of no material pending legal proceedings, other than ordinary routine litigation, to which Registrant is a party or which would materially affect Registrant. Registrant is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from such pending or threatened litigation would have a material adverse effect on the financial condition of Registrant.


Item 5.   OTHER INFORMATION

         Not applicable.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K.

(2)  None

(3)(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Northbrook Life Insurance Company (incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998).

(3)(ii) Amended and Restated By-laws of Northbrook Life Insurance Company (incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998).

(4)  None

(10)(a) Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated October 20, 1997 (incorporated herein by reference to the Company's Post-Effective Amendment No. 3 to Form S-1 Registration Statement (File No. 033-84480) dated April 1, 1997).

(10)(b) Amendment No. 1 to the Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated June 6, 1991 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(c) Amendment No. 2 to the Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated September 28, 1993 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(d) Amendment No. 3 to the Reinsurance Agreement between Northbrook Life Insurance Company and allstate Life Insurance Company, dated February 23, 1995 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(e) Amendment No. 4 to the Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated June 12, 1995 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(f) Amendment No. 5 to the Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated January 26, 1996 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(g) Amendment No. 6 to the Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated January 15, 1997 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(h) Amendment No. 7 to the Reinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated October 22, 1998 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(i) Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated October 20, 1987 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(j) Amendment No. 1 to the Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated June 6, 1991 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(k) Amendment No. 2 to the Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated June 8, 1995 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(l) Amendment No. 3 to the Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated February 23, 1995 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(m) Amendment No. 4 to the Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, January 26, 1996 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(n) Amendment No. 5 to the Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated January 15, 1997 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(o) Amendment No. 6 to the Modified Coinsurance Agreement between Northbrook Life Insurance Company and Allstate Life Insurance Company, dated October 22, 1998 (incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(11) Not Required

(15) Not Required

(18) None

(19) None

(22) None

(23) Not Required

(24) None


 (b) Reports on 8-K

     No reports on Form 8-K were filed during the first quarter of 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated May 15, 2001.                  NORTHBROOK LIFE INSURANCE COMPANY
                                     ---------------------------------
                                                 (Registrant)





/s/THOMAS J. WILSON, II              PRESIDENT AND CHIEF EXECUTIVE OFFICER
------------------------             (Authorized Officer of Registrant)
 THOMAS J. WILSON, II





/s/SAMUEL H. PILCH                   CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH