Form 10-Q
period 2001-06-30
NORTHBROOK LIFE INSURANCE CO
filed 2001-08-14
CIK 716791

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

For the quarterly period ended: June 30, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of August 6, 2001, Registrant had 25,000 shares of common stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

            Statements of Operations for the Three Month and
            Six Month Periods Ended June 30, 2001 and
            2000 (unaudited).............................................. 3

            Statements of Financial Position as of
            June 30, 2001 (unaudited) and December 31, 2000............... 4

            Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2001 and
            2000 (unaudited).............................................. 5

            Notes to Financial Statements (unaudited)..................... 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................. 9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk*       N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds*                        N/A

Item 3.   Defaults Upon Senior Securities*                                  N/A

Item 4.   Submission of Matters to a Vote of Security Holders*              N/A

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  14

Signature Page                                                              15


*Omitted pursuant to General Instruction H(2)of Form 10-Q.

                                          PART I. FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS
                                        NORTHBROOK LIFE INSURANCE COMPANY
                                            STATEMENTS OF OPERATIONS


                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                      ----------------------------------    ---------------------------------
                                                      ----------------------------------    ---------------------------------
(in thousands)                                             2001              2000                2001              2000
                                                      ---------------   ----------------    ---------------   ---------------
                                                      ---------------   ----------------    ---------------   ---------------
                                                                  (Unaudited)                           (Unaudited)
Revenues
Net investment income                                 $        1,479    $         1,817     $        3,052    $        3,412
Realized capital gains and losses                                (43)                -                  -               (239)
                                                      --------------    ---------------     --------------    --------------

Income from operations
   before income tax expense                                   1,436              1,817              3,052             3,173
Income tax expense                                               500                634              1,063             1,108
                                                      --------------    ---------------     --------------    --------------

Net income                                            $          936    $         1,183     $        1,989    $        2,065
                                                      ==============    ===============     ==============    ==============











                       See notes to financial statements.

                                     NORTHBROOK LIFE INSURANCE COMPANY
                                     STATEMENTS OF FINANCIAL POSITION



                                                                                  June 30,             December 31,
                                                                                    2001                   2000
                                                                              ------------------     ------------------
                                                                              ------------------     ------------------
(in thousands, except par value data)                                            (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $86,772 and $91,141)                                    $          88,996       $         93,030
   Short-term                                                                             6,140                  3,859
                                                                              -----------------       ----------------
         Total investments                                                               95,136                 96,889

Reinsurance recoverable from
   Allstate Life Insurance Company                                                    1,967,828              1,975,150
Other assets                                                                              4,330                  4,817
Separate Accounts                                                                     6,817,953              7,614,673
                                                                              -----------------       ----------------
         Total assets                                                         $       8,885,247       $      9,691,529
                                                                              =================       ================

Liabilities
Reserve for life-contingent contract benefits                                 $         148,657       $        149,111
Contractholder funds                                                                  1,819,199              1,826,062
Current income taxes payable                                                              3,142                  2,078
Deferred income taxes                                                                     2,396                  2,279
Payable to affiliates, net                                                                1,490                  7,123
Separate Accounts                                                                     6,817,953              7,614,673
                                                                              -----------------       ----------------
         Total liabilities                                                            8,792,837              9,601,326
                                                                              -----------------       ----------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                                                  2,500                  2,500
Additional capital paid-in                                                               56,600                 56,600
Retained income                                                                          31,864                 29,875

Accumulated other comprehensive income:
    Unrealized net capital gains                                                          1,446                  1,228
                                                                              -----------------       ----------------
         Total accumulated other comprehensive income                                     1,446                  1,228
                                                                              -----------------       ----------------
         Total shareholder's equity                                                      92,410                 90,203
                                                                              -----------------       ----------------
         Total liabilities and shareholder's equity                           $       8,885,247       $      9,691,529
                                                                              =================       ================


                    See notes to financial statements.

                                     NORTHBROOK LIFE INSURANCE COMPANY
                                          STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended
                                                                                   June 30,
                                                                   ------------------------------------------
                                                                   ------------------------------------------
(in thousands)                                                            2001                   2000
                                                                   -------------------     ------------------
                                                                   ------------------------------------------
                                                                                  (Unaudited)
Cash flows from operating activities
Net income                                                         $            1,989      $           2,065
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                                    336                    326
         Realized capital gains and losses                                          -                    239
         Changes in:
             Life-contingent contract benefits and
               contractholder funds                                                 5                     (3)
              Income taxes payable                                              1,064                  1,109
              Other operating assets and liabilities                           (5,550)                  (565)
                                                                   ------------------      -----------------
                 Net cash (used in) provided by operating activities           (2,156)                 3,171
                                                                   ------------------      -----------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                      9,127                  1,763
       Investment collections                                                   1,738                  1,661
       Investment purchases                                                    (6,428)                (5,294)
Change in short-term investments, net                                          (2,281)                (1,275)
                                                                   ------------------      -----------------
                  Net cash provided by (used in) investing activities           2,156                 (3,145)
                                                                   ------------------      -----------------


Net increase in cash                                                                -                     26
Cash at beginning of period                                                         -                     21
                                                                   ------------------      -----------------
Cash at end of period                                              $                -      $              47
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

          The financial statements and notes as of June 30, 2001, and for the three month and six month periods ended June 30, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

                                              Three Months Ended                   Six Months Ended
                                                   June 30,                            June 30,
                                           -------------------------        --------------------------------
                                           -------------------------        --------------------------------
      (in thousands)                         2001           2000                  2001             2000
                                           ----------    -----------        ------------       -------------
      Premiums                             $   327       $     50           $       500        $      153
      Contract charges                      27,720         30,423                55,961            62,479
      Credited interest, policy
        benefits and certain expenses       58,326         50,362               108,844           100,352


                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                         Three Months Ended June 30,
                                              ----------------------------------------------------------------------------------
      (in thousands)                                          2001                                        2000
                                              --------------------------------------     ---------------------------------------
                                                                            After-                                     After-
                                                   Pretax        Tax         tax             Pretax         Tax          tax
      Unrealized capital gains and losses:

      Unrealized holding gains (losses)
          arising during the period            $   (1,108)  $      388  $     (720)      $      (173)  $        60   $    (113)
      Less:  reclassification adjustments             (43)          15         (28)                -             -           -
                                               ----------   ----------  ----------       -----------   -----------   ---------
      Unrealized net capital gains (losses)        (1,065)         373        (692)             (173)           60        (113)
                                               ----------   ----------  ----------       -----------   -----------   ---------
      Other comprehensive income (loss)        $   (1,065)  $      373        (692)      $      (173)  $        60        (113)
                                               ==========   ==========                   ===========   ===========
      Net income                                                               936                                       1,183
                                                                        ----------                                   ---------

      Comprehensive income                                              $      244                                   $   1,070
                                                                        ==========                                   =========



                                                                          Six Months Ended June 30,
                                              ----------------------------------------------------------------------------------
      (in thousands)                                          2001                                        2000
                                              --------------------------------------     ---------------------------------------
                                                                            After-                                      After-
                                                   Pretax        Tax         tax             Pretax          Tax         tax
      Unrealized capital gains and losses:

      Unrealized holding gains (losses)
           arising during the period           $       335  $    (117)   $      218      $       18     $      (6)     $    12
      Less:  reclassification adjustments                0          0             0            (239)           84         (155)
                                               -----------  ---------    ----------      ----------     ---------      -------
      Unrealized net capital gains (losses)            335       (117)          218             257           (90)         167
                                               -----------  ---------    ----------      ----------     ---------      -------
      Other comprehensive income (loss)        $       335  $    (117)          218      $      257     $     (90)         167
                                               ===========  =========                    ==========     =========
      Net income                                                              1,989                                      2,065
                                                                         ----------                                    -------

      Comprehensive income                                               $    2,207                                    $ 2,232
                                                                         ==========                                    =======


                        NORTHBROOK LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in
Part I Item 1 and Part II Items 7 and 8 of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company
("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets investment and life insurance products through Morgan Stanley DW, Inc., formerly Dean Witter Reynolds Inc., a wholly owned subsidiary of Morgan Stanley Dean Witter & Co. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, and variable annuities. Life insurance consists of interest-sensitive life, immediate annuities with life contingencies, and variable life insurance.

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


RESULTS OF OPERATIONS

(in thousands)
                                                Three Months Ended                      Six Months Ended
                                                     June 30,                               June 30,
                                         ---------------------------------    --------------------------------------
                                         ---------------------------------    --------------------------------------
                                                 2001         2000                 2001                  2000
                                         ---------------     -------------    ----------------    ------------------
Net investment income                    $        1,479      $      1,817     $         3,052     $           3,412
Realized capital gains and losses                   (43)                -                   -                  (239)
Income tax expense                                  500               634                1063                 1,108
                                         --------------      ------------     ---------------     -----------------
Net income                               $          936      $      1,183     $         1,989     $           2,065
                                         ==============      ============     ===============     =================

     The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000



     Net income decreased 20.9% to $936 thousand during the second quarter of 2001 compared to $1.2 million for the second quarter of 2000. The decrease in net income is a result of lower net investment income and realized capital losses during the second quarter of 2001. Net income for the first six months ending June 30, 2001 decreased 3.7% to $2.0 million from $2.1 million in the same period of 2000. The decrease in net income during the first six months of 2001 was a result of lower net investment income. Net investment income decreased 18.6% to $1.5 million during the second quarter and decreased 10.6% to $3.1 million during the six months ending June 30, 2001. The decrease in net investment income is due to lower asset balances. Investment balances decreased 2.9% to $92.9 million at June 30, 2001 from $95.7 million at June 30, 2000.

     There were realized capital losses, after tax, of $43 thousand for the second quarter of 2001, compared to none in the same period last year. For the six months ending June 30, 2001 there were no capital losses or gains, compared to a loss of $239 thousand during the six months ended June 30, 2000. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

FINANCIAL POSTION

(in thousands)
                                                      June 30,
                                                        2001
                                                  ---------------
Fixed income securities (1)                       $        88,996
Short-term                                                  6,140
                                                  ---------------
         Total investments                        $        95,136
                                                  ===============
Reinsurance recoverable from ALIC                 $     1,967,828
                                                  ===============
Separate Account assets and liabilities           $     6,817,953
                                                  ===============
Contractholder funds                              $     1,819,199
                                                  ===============

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $86,772 at June 30, 2001.

     Total investments were $95.1 million at June 30, 2001 compared to $96.9 million at December 31, 2000. The decrease in total investments was due to a decrease in operating assets and liabilities. Investment balances at June 30, 2001, excluding unrealized gains and losses on fixed income securities, decreased 2.2% from December 31, 2000.

     At June 30, 2001, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa or comparable Company internal rating.

     During the six months ended June 30, 2001, reserve for life-contingent contract benefits, contractholder funds and amounts recoverable from ALIC decreased by $454 thousand, $6.9 million and $7.3 million, respectively as compared to December 31, 2000 balances. These decreases can be attributed to sales of fixed annuities being more than offset by surrenders and withdrawals and transfers to variable annuity funds. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals may increase in the future. A significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to reserves for life-contingent contract benefits of contractholder funds ceded to ALIC.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000

     Separate Accounts assets and liabilities decreased $796.7 million or 10.5% to $6.8 billion at June 30, 2001 compared to the December 31, 2000 balance. The decrease was primarily attributable to decreased sales of variable annuity contracts and volatility in the stock market.

LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at June 30, 2001.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and pay shareholder dividends.

      At June 30, 2001, the Moody's, Standard and Poor's, and A.M. Best claims-paying ratings for the Company were Aa2, AA+, and A+, respectively.


FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believes that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     If the expectations or assumptions underlying the forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities, or otherwise. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000

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

o Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. Additionally, the demand for life insurance products which are used to address a customer's estate planning needs may be impacted to the extent any legislative changes to the current estate tax laws occur.

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

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends and use its capital in other ways.

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

     - At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

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

(11) Not Required

(15) Not Required

(18) None

(19) None

(22) None

(23) Not Required

(24) None


 (b) Reports on 8-K

     No reports on Form 8-K were filed during the second quarter of 2001.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated August 14, 2001                NORTHBROOK LIFE INSURANCE COMPANY
                                     ---------------------------------
                                              (Registrant)





/s/THOMAS J. WILSON, II              PRESIDENT AND CHIEF EXECUTIVE OFFICER
------------------------             (Authorized Officer of Registrant)
 THOMAS J. WILSON, II





/s/SAMUEL H. PILCH                   CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH