Form 10-Q
period 2001-09-30
NORTHBROOK LIFE INSURANCE CO
filed 2001-11-14
CIK 716791

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

         For the quarterly period ended:   September 30, 2001

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

                        3100 Sanders Road
                   Northbrook, Illinois  60062 (Zip Code)
                (Address of principal executive offices)

Registrant's telephone number, including area code: 847-402-5000


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001, Registrant had 25,000 shares of common stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                        NORTHBROOK LIFE INSURANCE COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2001


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              Condensed Statements of Operations for the Three Month and
              Nine Month Periods Ended September 30, 2001 and
              2000 (unaudited)........................................................... .............3

              Condensed Statements of Financial Position as of
              September 30, 2001 (unaudited) and December 31, 2000.....................................4

              Condensed Statements of Cash Flows for the
              Nine Month Periods Ended September 30, 2001 and
              2000 (unaudited)............................................................ ..........  5

              Notes to Condensed Financial Statements (unaudited)....................................  6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ......................................................................... 14

Item 5.   Other Information ......................................................................... 14

Item 6.   Exhibits and Reports on Form 8-K  ......................................................... 14

Signature Page ...................................................................................... 16

                          PART I. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                        NORTHBROOK LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS



                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                -------------------------------   ------------------------------
                                                -------------------------------   ------------------------------
(in thousands)                                      2001             2000             2001            2000
                                                --------------   --------------   --------------  --------------
                                                --------------   --------------   --------------  --------------
                                                           (Unaudited)                       (Unaudited)

Revenues
Net investment income                           $      1,457     $        1,689   $       4,509   $        5,101
Realized capital gains and losses                         95                 (1)             95             (240)
                                                ------------     --------------   -------------   --------------
Income from operations
   before income tax expense                           1,552              1,688           4,604            4,861
Income tax expense                                       541                588           1,604            1,696
                                                ------------     --------------   -------------   --------------
Net income                                      $      1,011     $        1,100   $       3,000   $        3,165
                                                ============     ==============   =============   ==============

                  See notes to condensed financial statements.
                                      3

                       NORTHBROOK LIFE INSURANCE COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION



                                                                             September 30,          December 31,
                                                                                 2001                   2000
                                                                           ------------------     -----------------
                                                                           ------------------     -----------------
(in thousands, except par value data)                                         (Unaudited)

Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $84,721 and $91,141)                                 $         89,908       $        93,030
   Short-term                                                                         9,672                 3,859
                                                                           ----------------       ---------------
         Total investments                                                           99,580                96,889

Reinsurance recoverable from
   Allstate Life Insurance Company                                                 2,013,242             1,975,150
Other assets                                                                           4,209                 4,817
Separate Accounts                                                                  5,899,042             7,614,673
                                                                           -----------------      ----------------
         Total assets                                                      $       8,016,073      $      9,691,529
                                                                           =================      ================

Liabilities
Reserve for life-contingent contract benefits                              $         149,719      $        149,111
Contractholder funds                                                               1,863,523             1,826,062
Current income taxes payable                                                           3,710                 2,078
Deferred income taxes                                                                  3,406                 2,279
Payable to affiliates, net                                                             1,326                 7,123
Separate Accounts                                                                  5,899,042             7,614,673
                                                                           -----------------      ----------------
         Total liabilities                                                         7,920,726             9,601,326
                                                                           -----------------      ----------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $100 par value, 25,000 shares
      authorized, issued and outstanding                                               2,500                 2,500
Additional capital paid-in                                                            56,600                56,600
Retained income                                                                       32,875                29,875

Accumulated other comprehensive income:
    Unrealized net capital gains                                                       3,372                 1,228
                                                                           -----------------      ----------------
         Total accumulated other comprehensive income                                  3,372                 1,228
                                                                           -----------------      ----------------
         Total shareholder's equity                                                   95,347                90,203
                                                                           -----------------      ----------------
         Total liabilities and shareholder's equity                        $       8,016,073      $      9,691,529
                                                                           =================      ================


              See notes to condensed financial statements.

                                   4

                        NORTHBROOK LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                     ------------------------------------------
                                                                     ------------------------------------------
(in thousands)                                                             2001                    2000
                                                                     ------------------     -------------------
                                                                     ------------------     -------------------
                                                                                    (Unaudited)

Cash flows from operating activities
Net income                                                           $           3,000      $            3,165
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                                     609                     515
         Realized capital gains and losses                                         (95)                    240
         Changes in:
             Life-contingent contract benefits and
               contractholder funds, net of reinsurance recoverable                (23)                      4
              Income taxes payable                                               1,604                   1,696
              Other operating assets and liabilities                            (5,792)                   (849)
                                                                     -----------------      ------------------
                 Net cash (used in) provided by operating activities              (697)                  4,771
                                                                     -----------------      ------------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                      13,493                   1,889
       Investment collections                                                    2,856                   2,234
       Investment purchases                                                     (9,839)                 (7,464)
Change in short-term investments, net                                           (5,813)                 (1,436)
                                                                     -----------------      ------------------
         Net cash provided by (used in) investing activities                       697                  (4,777)
                                                                     -----------------      ------------------


Net increase in cash                                                                 -                      (6)
Cash at beginning of period                                                          -                      21
                                                                     -----------------      ------------------
Cash at end of period                                                $               -      $               15
                                                                     =================      ==================


           See notes to condensed financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)




1.   Basis of Presentation

          The accompanying condensed financial statements include the accounts of Northbrook Life Insurance Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

          The condensed financial statements and notes as of September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following table summarizes amounts which were ceded to ALIC under reinsurance agreements.

                                               Three Months Ended                   Nine Months Ended
                                                 September 30,                        September 30,
                                           ---------------------------       ---------------------------------
       (in thousands)                          2001           2000                   2001             2000
                                           -----------    ------------       ---------------    -------------

      Premiums                            $     23        $    104              $    523         $     257
      Contract charges                      26,990          31,750                82,951            94,229
      Credited interest, policy
       benefits and certain expenses        50,829          64,192               159,673           164,544








                        NORTHBROOK LIFE INSURANCE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      Three Months Ended September 30,
                                              ----------------------------------------------------------------------------------
      (in thousands)                                          2001                                        2000
                                              --------------------------------------     ---------------------------------------
                                                                            After-                                     After-
                                                   Pretax        Tax         tax             Pretax         Tax          tax
      Unrealized capital gains and losses:

      Unrealized holding gains (losses)
          arising during the period            $    3,058  $  (1,070)  $     1,988      $    1,373    $    (481)    $     892

      Less:  reclassification adjustments              95        (33)           62               -            -             -
                                               ----------  ---------   -----------      ----------    ---------     ---------

      Unrealized net capital gains (losses)         2,963     (1,037)        1,926           1,373         (481)          892
                                               ----------   --------   -----------      ----------    ---------     ---------
      Other comprehensive income (loss)        $    2,963  $  (1,037)        1,926      $    1,373    $    (481)          892
                                               ==========  =========                    ==========    =========

      Net income                                                             1,011                                      1,100
                                                                       -----------                                  ---------

      Comprehensive income                                             $     2,937                                  $   1,992
                                                                       ===========                                  =========



                                                                       Nine Months Ended September 30,
                                              ----------------------------------------------------------------------------------
      (in thousands)                                          2001                                        2000
                                              --------------------------------------     ---------------------------------------
                                                                            After-                                      After-
                                                   Pretax        Tax         tax             Pretax          Tax         tax
      Unrealized capital gains and losses:

      Unrealized holding gains (losses)
           arising during the period           $     3,393  $ (1,187)  $     2,206      $      1,390    $   (486)     $    904

      Less:  reclassification adjustments               95       (33)           62              (240)         84          (156)
                                               -----------  --------   -----------      ------------     -------      --------
      Unrealized net capital gains (losses)          3,298    (1,154)        2,144             1,630        (570)        1,060
                                               -----------  --------   -----------      ------------    --------      --------
      Other comprehensive income (loss)        $     3,298  $ (1,154)        2,144      $      1,630    $   (570)        1,060
                                               ===========  ========                    ============    ========

      Net income                                                             3,000                                       3,165
                                                                       -----------                                    --------

      Comprehensive income                                             $     5,144                                    $  4,225
                                                                       ===========                                    ========



                        NORTHBROOK LIFE INSURANCE COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

          In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is the opinion of management that the ultimate liability, if any, in one or more of these matters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.




          ITEM 2. MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2001 AND 2000



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance
Company (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Northbrook Life
Insurance Company Annual Report on Form 10-K for the year ended December 31,
2000.

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

     Certain variable annuity contracts have provisions wherein the Company contractually guarantees either a minimum return or account value upon death or annuitization. An acturial general account reserve is established in the event that the account value of certain contracts are projected to be below the value guaranteed by the Company at the expected date of death or annuitization and is transferred to ALIC under intercompany reinsurance agreements.

RESULTS OF OPERATIONS

(in thousands)
                                                Three Months Ended                    Nine Months Ended
                                                  September 30,                         September 30,
                                         ---------------------------------      -------------------------------
                                              2001                   2000           2001                 2000
                                         ---------             ----------       --------           ------------
Net investment income                    $   1,457             $    1,689       $  4,509           $    5,101

Realized capital gains and losses               95                     (1)            95                 (240)

Income tax expense                             541                    588          1,604                1,696
                                         ---------             ----------       --------           ----------
Net income                               $   1,011             $    1,100       $  3,000           $    3,165
                                         =========             ==========       ========           ==========

      The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

     Net income decreased 8.1% to $1.0 million during the third quarter of 2001 compared to $1.1 million for the third quarter of 2000. Net income for the nine months ending September 30, 2001 decreased 5.2% to $3.0 million from $3.2 million in the same period of 2000. The decrease in net income is a result of lower net investment income partially offset by realized capital gains. Net investment income decreased 13.7% to $1.5 million during the third quarter and decreased 11.6% to $4.5 million during the nine months ending September 30, 2001. The decrease in net investment income is due to lower yields and lower fixed income securities' asset balances. Investment balances, excluding Separate Accounts and unrealized gains and losses on fixed income securities, decreased 3.0% to $94.4 million at September 30, 2001 from $97.3 million at September 30, 2000. This decrease was due to scheduled redemptions of securities.

     Realized capital gains, after tax, were $62 thousand for the third quarter of 2001, compared to no realized capital gains or losses in the same period last year. For the nine months ending September 30, 2001, realized capital gains, after-tax, were $62 thousand compared to a realized capital loss of $156 thousand for the same period in 2000. Changes in realized capital gains and losses are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

FINANCIAL POSTION

(in thousands)
                                                                September 30,
                                                                     2001
                                                            -------------------
Fixed income securities (1)                                 $            89,908
Short-term                                                                9,672
                                                            -------------------
         Total investments                                  $            99,580
                                                            ===================
Reinsurance recoverable from ALIC                           $         2,013,242
                                                            ===================
Separate Account assets and liabilities                     $         5,899,042
                                                            ===================
Contractholder funds                                        $         1,863,523
                                                            ===================
(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $84,721 at September 30, 2001.

      Total investments were $99.6 million at September 30, 2001 compared to $96.9 million at December 31, 2000. The increase in total investments was due to an increase in unrealized capital gains on fixed income securities. At September 30, 2001, unrealized net capital gains on fixed income securities were $5.2 million compared to $1.9 million at December 31, 2000. Generally, when market interest rates decrease, as they have during 2001, unrealized gains on fixed income securities increase. Investment balances at September 30, 2001, excluding unrealized gains and losses on fixed income securities, were comparable to December 31, 2000.

     At September 30, 2001, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa or comparable Company internal rating.

     The ratings of securities in the Company's portfolio are influenced by many factors, including the impact of the economic environment on individual securities. A fluctuation in these ratings could materially impact the results of operations, liquidity or financial position of the Company. The Company closely monitors its fixed income with equity securities portfolios for rating changes or other declines in value that are other than temporary. Fixed income securities are placed on non-accrual status when they are in default or when the timing or receipt of principal or interest payments are in doubt. Write downs of fixed income and equity securities are recorded when the decline in value is considered to be other than temporary.

      During the nine months ended September 30, 2001, the Reserve for life-contingent contract benefits and Contractholder funds increased by $600 thousand and $37.5 million, respectively, as compared to December 31, 2000 balances. These increases can be attributed to sales of fixed annuities and market value adjusted annuities partially offset by surrenders and withdrawals. As the company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals may increase in the future. A significant increase in the level of surrenders relative to total contractholder

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

account balances is not anticipated. Reinsurance recoverable from ALIC of $38.1 million results directly from Reserves for life-contingent contract benefits and Contractholder funds ceded to ALIC.

     Separate Accounts assets and liabilities decreased $1.7 billion or 22.5% to $5.9 billion at September 30, 2001 compared to the December 31, 2000 balance. The decrease was primarily attributable to decreased sales of variable annuity contracts and investment losses resulting from volatility in the stock market.

LIQUIDITY AND CAPITAL RESOURCES

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at September 30, 2001.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and pay shareholder dividends.

      At September 30, 2001, the Moody's, Standard and Poor's, and A.M. Best claims-paying ratings for the Company were Aa2, AA+, and A+, respectively.

FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

o In the wake of September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C., and the plane crash in Pennsylvania, insurers are evaluating the possibility of excluding acts of terrorism from certain types of insurance policies. In the event that insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's investment portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate, or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities, or otherwise. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products.
     The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

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

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000


o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

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

         -At the federal level, these measures include the Gramm-Leach-Bliley
          Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

         -At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

         -In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of state insurance regulation in the United States financial services industry following the enactment of the Gramm-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

PART II - Other Information

Item 1.   Legal Proceedings

         The discussion "Regulation and Legal Proceedings" in Part I, Item 1,
Note 4 of this Form 10-Q is incorporated herein by reference.

Item 5.   Other Information

           Not applicable.


Item 6.   Exhibits and Reports file by Form 8-K

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

(11) Not Required

(15) Not Required

(18) None

(19) None

(22) None

(23) Not Required

(24) None


 (b) Reports on 8-K

     No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 14, 2001.               NORTHBROOK LIFE INSURANCE COMPANY
                                  ----------------------------------------------
                                                (Registrant)


/s/THOMAS J. WILSON, II                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
----------------------------------         (Authorized Officer of Registrant)
 THOMAS J. WILSON, II

/s/SAMUEL H. PILCH                         CONTROLLER
------------------------                   (Chief Accounting Officer)
 SAMUEL H. PILCH