Form 10-Q
period 2002-03-31
NORTHBROOK LIFE INSURANCE CO
filed 2002-05-15
CIK 716791

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

                 For the quarterly period ended: March 31, 2002

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

                             3100 Sanders Road 60062
                         Northbrook, Illinois (Zip Code)
                    (Address of principal executive offices)

                  Registrant's telephone number, including area
                               code: 847-402-5000



         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 2002, Registrant had 25,000 shares of common stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                        NORTHBROOK LIFE INSURANCE COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations for the Three Month Periods Ended
          March 31, 2002 and 2001 (unaudited)                                     3

          Condensed Statements of Financial Position as of
          March 31, 2002 (unaudited) and December 31, 2001                        4

          Condensed Statements of Cash Flows for the Three Month Periods
          Ended March 31, 2002 and 2001  (unaudited)                              5

          Notes to Condensed Financial Statements (unaudited)                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           8


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                      15

Item 6.   Exhibits and Reports on Form 8-K                                       15

Signature Page                                                                   16


                         PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                        NORTHBROOK LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                         March 31,
                                                                     2002          2001
                                                                     ----          ----
(in thousands)                                                          (unaudited)
REVENUES
Net investment income                                               $ 1,482      $ 1,573
Realized capital gains and losses                                        51           43
                                                                    -------      -------



INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                      1,533        1,616
Income tax expense                                                      534          563
                                                                    -------      -------


NET INCOME                                                          $   999      $ 1,053
                                                                    =======      =======














                  See notes to condensed financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                      March 31,      December 31,
                                                                                         2002             2001
                                                                                         ----             ----
(in thousands, except par value data)                                                (unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $84,242 and $88,263)         $    86,614        $   91,969
   Short-term                                                                               11,218             5,746
                                                                                       -----------        ----------

      Total investments                                                                     97,832            97,715

Cash                                                                                        34,538                 -
Receivable from affiliates, net                                                                  -               202
Reinsurance recoverable from Allstate Life Insurance Company, net                        2,093,308         2,046,987
Other assets                                                                                 2,485             2,561
Separate Accounts                                                                        6,252,544         6,236,902
                                                                                       -----------        ----------

        TOTAL ASSETS                                                                   $ 8,480,707       $ 8,384,367
                                                                                       ===========       ===========


LIABILITIES
Contractholder funds                                                                   $ 1,944,175       $ 1,896,647
Reserve for life-contingent contract benefits                                              149,133           150,349
Current income taxes payable                                                                 2,586             2,057
Deferred income taxes                                                                        2,532             2,994
Other liabilities and accrued expenses                                                      18,499                 -
Payable to affiliates, net                                                                  15,688                 -
Separate Accounts                                                                        6,252,544         6,236,902
                                                                                       -----------       -----------

        TOTAL LIABILITIES                                                                8,385,157         8,288,949
                                                                                       -----------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares authorized, issued and outstanding               2,500             2,500
Additional capital paid-in                                                                  56,600            56,600
Retained income                                                                             34,908            33,909
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                   1,542             2,409
                                                                                       -----------       -----------

        Total accumulated other comprehensive income                                         1,542             2,409
                                                                                       -----------       -----------

        TOTAL SHAREHOLDER'S EQUITY                                                          95,550            95,418
                                                                                       -----------       -----------

        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                     $ 8,480,707       $ 8,384,367
                                                                                       ===========       ===========



                  See notes to condensed financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                       ------------------
                                                                                       2002          2001
                                                                                       ----          ----
(in thousands)                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $      999        $  1,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Amortization and other non-cash items                                           146             135
          Realized capital gains and losses                                               (51)            (43)
          Changes in:
             Life-contingent contract benefits and contractholder funds                    (9)             24
             Income taxes payable                                                         534             563
             Receivable/payable to affiliates                                          15,890          (5,513)
             Other operating assets and liabilities                                    18,407             102
                 Net cash provided by (used in) operating activities               ----------        --------
                                                                                       35,916          (3,679)
                                                                                   ----------        --------


CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                           2,062           3,362
          Investment collections                                                        2,032             728
Change in short-term investments, net                                                  (5,472)           (411)
                                                                                   ----------        --------
                Net cash (used in) provided by investing activities                    (1,378)          3,679
                                                                                   ----------        --------


NET INCREASE IN CASH                                                                   34,538               -
CASH AT BEGINNING OF PERIOD                                                                 -               -
                                                                                   ----------        --------
CASH AT END OF PERIOD                                                              $   34,538        $      -
                                                                                   ==========        ========



                   See notes to condensed financial statements

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

          The condensed financial statements and notes as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

2.   REINSURANCE

          The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the condensed statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the condensed statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

          The following table summarizes amounts which were ceded to ALIC under reinsurance agreements.

                                                  Three Months Ended
                                                       March 31,
                                              ----------------------------
                                              ----------      ------------
       (in thousands)                           2002             2001
                                              ----------      ------------
                                              ----------      ------------

       Premiums                                      67            173
       Contract charges                          24,744         28,241
       Credited interest, policy
         benefits and certain expenses           44,360         50,518

                        NORTHBROOK LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   COMPREHENSIVE INCOME

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                         Three Months Ended March 31,
                                                --------------------------------------------------------------------------------
      (in thousands)                                           2002                                       2001
                                                ------------------------------------     ---------------------------------------
                                                                            After-                                     After-
                                                   Pretax       Tax         tax            Pretax         Tax          tax
                                                ----------   --------    ----------      ----------     --------     --------
      UNREALIZED CAPITAL GAINS AND LOSSES:

      Unrealized holding (losses) gains
          arising during the period             $   (1,283)  $     449    $    (834)     $    1,443    $     (505)   $    938
      Less:  reclassification adjustments               51         (18)          33              43           (15)         28
                                                ----------   ---------    ---------      ----------    ----------    --------
      Unrealized net capital (losses) gains         (1,334)        467         (867)          1,400          (490)        910
                                                ----------   ---------    ---------      ----------    ----------    --------
      Other comprehensive (loss) income         $   (1,334)  $     467         (867)     $    1,400    $     (490)        910
                                                ==========   =========                   ==========    ==========

      Net income                                                                999                                     1,053
                                                                          ---------                                  --------

      Comprehensive income                                                $     132                                  $  1,963
                                                                          =========                                  ========


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

5.   EXCLUSIVE DISTRIBUTION AGREEMENT

          The Company has a strategic alliance with Morgan Stanley DW, Inc. ("MSDW") to develop, market and distribute proprietary insurance products through Morgan Stanley Dean Witter Financial Advisors. Affiliates of MSDW are the investment managers for the Morgan Stanley Dean Witter Variable Investment Series and the Universal Institutional Funds, Inc., the funds in which certain assets of the Separate Accounts products are invested. Under the terms of the alliance, the Company has agreed to use MSDW as the exclusive distribution channel for the Company's products. In addition to the Company's products, MSDW markets other products that compete with those of the Company.

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

          The strategic alliance is cancelable for new business by either party by giving 30 days written notice, however, the Company believes MSDW is unlikely to terminate the alliance given the benefits derived by it.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Northbrook Life Insurance Company (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumer's lifetime needs in the area of protection and retirement solutions exclusively through Morgan Stanley DW, Inc., a subsidiary of Morgan Stanley Dean Witter & Co. Northbrook Life Insurance Company's products include interest-sensitive life, including single premium life and variable life; fixed annuities including market value adjusted annuities; immediate annuities; and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges all of which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.


RESULTS OF OPERATIONS

(in thousands)
                                                    Three Months Ended
                                                        March 31,
                                             ---------------------------------
                                             ---------------------------------
                                                  2002                2001
                                             ------------        -----------
Net investment income                        $      1,482        $     1,573
Realized capital gains and losses                      51                 43
Income tax expense                                    534                563
                                             ------------        -----------
Net income                                   $        999        $     1,053
                                             ============        ===========

     The Company has reinsurance agreements under which substantially all contract and policy related liabilities are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


     Net income decreased 5.1% to $1.0 million for the first three months of 2002 compared to $1.1 million for the same period last year. The decrease in net income is a result of lower net investment income partially offset by higher realized capital gains.

     Net investment income decreased 5.8% to $1.5 million for the first three months of 2002 compared to the same period last year. The decrease in net investment income is due to lower yields partially offset by increased investment balances. Investment balances, excluding Separate Accounts and unrealized gains and losses on fixed income securities, increased 4.4% to $95.5 million at March 31, 2002 from $91.4 million at March 31, 2001. This increase was due to positive cash flows from operations.

     Realized capital gains, after tax, were $33 thousand for the first three months of 2002, compared to $28 thousand in the same period last year. Realized capital gains and losses result from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when an assessment is made by the Company that a decline in value of a security is other than temporary.

FINANCIAL POSTION

(in thousands)
                                                             March 31,         December 31,
                                                               2002                2001
                                                               ----                ----
Fixed income securities (1)                             $         86,614  $          91,969
Short-term                                                        11,218              5,746
                                                        ----------------  -----------------
         Total investments                              $         97,832  $          97,715
                                                        ================  =================
Cash                                                    $         34,538  $               -
                                                        ================  =================
Reinsurance recoverable from ALIC, net                  $      2,093,308  $       2,046,987
                                                        ================  =================
Contractholder funds                                    $      1,944,175  $       1,896,647
                                                        ================  =================
Reserves for life-contingent contract benefits          $        149,133  $         150,349
                                                        ================  =================
Separate Account assets and liabilities                 $      6,252,544  $       6,236,902
                                                        ================  =================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $84.2 million at March 31, 2002 and $88.3 million at December 31, 2001.

     Total investments at March 31, 2002 were comparable to December 31, 2001. At March 31, 2002, unrealized net capital gains on fixed income securities were $2.4 million compared to $3.7 million at December 31, 2001. Investment balances at March 31, 2002, excluding unrealized gains and losses on fixed income securities, increased 1.5% from December 31, 2001.

     At March 31, 2002, 98.8% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa or comparable Company internal rating.

     At March 31, 2002, cash was $34.5 million compared to none at December 31, 2001. Cash increased due to a change in the settlement process for intercompany balances.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001



     During the three months ended March 31, 2002, Contractholder funds increased $47.5 million to $1.94 billion from $1.90 billion at December 31, 2001 as the result of additional fixed annuity deposits and credited interest that were partially offset by surrenders and withdrawals. Reinsurance recoverable from ALIC increased correspondingly by $46.3 million due to the increase in contractholder funds.

     At March 31, 2002, the Separate Accounts assets and liabilities were comparable to the December 31, 2001 balance. Increases in deposits and transfers from the fixed account contract option to variable Separate Accounts funds were offset by surrenders and withdrawals and expense charges.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The Company's capital resources consist of shareholder's equity. The following table summarizes the capital resources:


                                                  March 31,     December 31,
(in thousands)                                      2002              2001
                                                    ----              ----
Common stock and retained income                  $  94,008       $  93,009
Other comprehensive income                            1,542           2,409
                                                  ---------       ---------
      Total shareholder's equity                  $  95,550       $  95,418
                                                  =========       =========

SHAREHOLDER'S EQUITY

     Shareholder's equity increased for March 31, 2002 due to net income partially offset by a decrease in unrealized net capital gains and losses.

DEBT

     The Company had no outstanding debt at March 31, 2002 and December 31, 2001. The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding under the intercompany loan agreement at March 31, 2002 and December 31, 2001. The Corporation uses commercial paper borrowings and can use bank lines of credit to fund intercompany borrowings.

FINANCIAL RATINGS AND STRENGTH

     Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current financial strength ratings are dependent on ALIC's financial strength ratings and are listed below:

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001



                  RATING AGENCY                  RATING                     RATING STRUCTURE
                  -------------                  ------                     ----------------
       Moody's Investors Service, Inc.      Aa2               Second highest of nine ratings categories
                                            ("Excellent")     and mid-range within the category based on
                                                              modifiers (e.g., Aa1, Aa2 and Aa3 are
                                                              "Excellent")

       Standard & Poor's Ratings Services   AA+               Second  highest of nine ratings categories
                                            ("Very Strong")   and highest within the category based on
                                                              modifiers (e.g., AA+, AA and AA- are "Very
                                                              Strong")

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


     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company and ALIC.

LIQUIDITY

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs, excluding those relating to Separate Accounts, are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands on the reinsured products is dependent on ALIC's ability to meet those demands. ALIC's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at March 31, 2002.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


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

o Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.

o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company, as well as ALIC, to decrease and lead to an increase of exposure to pay guaranteed minimum income and death benefits.

o The Company amortizes deferred policy acquisition costs ("DAC") related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and expenses, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on results of operations. DAC and any related adjustments are ceded to ALIC.

o In order to manage interest rate risk, from time to time the Company adjusts the effective duration of the assets of the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur and cede to ALIC in providing those benefits.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001

     event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

o Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

o The Company distributes its products under an agreement with MSDW who is not affiliated with the Company. Termination of this agreement due to, for example, changes in control of this entity could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o While operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporations' rating, ALIC and its subsidiaries could also experience a similar downgrade.

o The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends and to use its capital in other ways.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U. S. financial services industry. We cannot predict whether any state or federal measures will

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


     be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grand-fathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

o In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

PART II - Other Information

Item 1.   Legal Proceedings

         The discussion "Regulation and Legal Proceedings" in Part I, Item 1,
Note 4 of this Form 10-Q is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     An Exhibit Index has been filed as part of this report on page E-1.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 13, 2002.                    NORTHBROOK LIFE INSURANCE COMPANY
                                                  (Registrant)


                              /s/THOMAS J. WILSON, II
                              Thomas J. Wilson, II
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                              (Authorized Officer of Registrant)


                              /s/SAMUEL H. PILCH
                              Samuel H. Pilch
                              GROUP VICE PRESIDENT AND CONTROLLER
                              (Chief Accounting Officer)

                                  Exhibit Index


Exhibit No.                                     Description
-----------                                     -----------

3(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Northbrook Life Insurance Company. Incorporated herein by reference to Exhibit 3(i) to Northbrook Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3(ii) Amended and Restated By-laws of Northbrook Life Insurance Company. Incorporated herein by reference to Exhibit 3(ii) to Northbrook Life Insurance Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.1 Form of General Agency Agreement dated as of October 1, 1993 between Northbrook Life Insurance Company and Morgan Stanley DW, Inc. (formerly Dean Witter Reynolds Inc.). Incorporated herein by reference to Exhibit 3(B) to Northbrook Variable Annuity Account II Post-Effective Amendment No. 13 to Registration Statement No. 33-35412 on Form N-4 filed December 31, 1996.

10.2 Service and Expense Agreement among Allstate Insurance Company and The Allstate Corporation and Certain Insurance Subsidiaries dated January 1, 1999.

10.3 Investment Management Agreement and Amendment to Certain Service and Expense Agreements Among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2002.

10.4 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates.

10.5 Form of Allstate Insurance Company Agreement of General Indemnity executed by Allstate Life Insurance Company and Northbrook Life Insurance Company dated November 27, 1987.