Form 10-Q
period 2002-06-30
NORTHBROOK LIFE INSURANCE CO
filed 2002-08-14
CIK 716791

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

                  For the quarterly period ended: June 30, 2002

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



     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2002, Registrant had 25,000 shares of common stock outstanding, par value $100 per share, all of which shares are held by Allstate Life Insurance Company.

                       NORTHBROOK LIFE INSURANCE COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002




PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations for the Three Month and Six Month
          Periods Ended June 30, 2002 and 2001 (unaudited)                                                    3

          Condensed Statements of Financial Position as of
          June 30, 2002 (unaudited) and December 31, 2001                                                     4

          Condensed Statements of Cash Flows for the Six Month Periods
          Ended June 30, 2002 and 2001 (unaudited)                                                            5

          Notes to Condensed Financial Statements (unaudited)                                                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                      10


PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                                                   18

Signature Page                                                                                               19

                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                        NORTHBROOK LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                         --------------------------    ------------------------
                                                         -------------  -----------    ------------------------
(in thousands)                                               2002          2001           2002         2001
                                                         -------------  -----------    -----------  -----------
                                                                (Unaudited)                  (Unaudited)
REVENUES
Net investment income                                    $      1,462   $     1,479    $     2,944  $    3,052
Realized capital gains and losses                                   -           (43)            51           -
                                                         -------------  -----------    -----------  -----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                1,462         1,436          2,995        3,052
Income tax expense                                                510           500          1,044        1,063
                                                         -------------  -----------    -----------  -----------

NET INCOME                                               $        952   $       936    $     1,951  $     1,989
                                                         =============  ===========    ===========  ===========





                                   See notes to condensed financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                ---------------  -----------------
                                                                                ---------------  -----------------
(in thousands, except par value data)                                            (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $89,479 and $88,263)  $       94,284   $         91,969
   Short-term                                                                            5,343              5,746
                                                                                --------------   ----------------

      Total investments                                                                 99,627             97,715

Cash                                                                                    35,965                  -
Receivable from affiliates, net                                                              -                202
Reinsurance recoverable from Allstate Life Insurance Company, net                    2,159,325          2,046,987
Other assets                                                                             2,188              2,561
Separate Accounts                                                                    5,702,026          6,236,902
                                                                                --------------   ----------------

        TOTAL ASSETS                                                            $    7,999,131   $      8,384,367
                                                                                ==============   ================

LIABILITIES
Contractholder funds                                                            $    2,009,392   $      1,896,647
Reserve for life-contingent contract benefits                                          149,898            150,349
Current income taxes payable                                                               914              2,057
Deferred income taxes                                                                    3,393              2,994
Other liabilities and accrued expenses                                                  16,492                  -
Payable to affiliates, net                                                              18,933                  -
Separate Accounts                                                                    5,702,026          6,236,902
                                                                                --------------   ----------------
        TOTAL LIABILITIES                                                            7,901,048          8,288,949
                                                                                --------------   ----------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)


SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares authorized, issued and
   outstanding                                                                           2,500              2,500
Additional capital paid-in                                                              56,600             56,600
Retained income                                                                         35,860             33,909
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                               3,123              2,409
                                                                                --------------   ----------------
        Total accumulated other comprehensive income                                     3,123              2,409
                                                                                --------------   ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                      98,083             95,418
                                                                                --------------   ----------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                              $    7,999,131   $      8,384,367
                                                                                ==============   ================




                                   See notes to condensed financial statements.

                        NORTHBROOK LIFE INSURANCE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ----------------------------
                                                                                     ----------------------------
(in thousands)                                                                           2002           2001
                                                                                     -------------  -------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                            $       1,951  $      1,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Amortization and other non-cash items                                                 379           336
          Realized capital gains and losses                                                     (51)            -
          Changes in:
             Life-contingent contract benefits and contractholder funds, net of
                 reinsurance recoverables                                                       (44)            5
             Income taxes payable                                                            (1,129)        1,064
             Receivable/payable to affiliates, net                                           19,135        (5,633)
             Other operating assets and liabilities                                          16,459            83
                                                                                      -------------  ------------
                Net cash provided by (used in) operating activities                          36,700        (2,156)
                                                                                      -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                                 2,062         9,127
          Investment collections                                                              2,857         1,738
          Investment purchases                                                               (6,057)       (6,428)
Change in short-term investments, net                                                           403        (2,281)
                                                                                      -------------  ------------
                Net cash (used in) provided by investing activities                            (735)        2,156
                                                                                      -------------  ------------

NET INCREASE IN CASH                                                                         35,965             -
CASH AT BEGINNING OF PERIOD                                                                       -             -
                                                                                      -------------  ------------
CASH AT END OF PERIOD                                                                 $      35,965  $          -
                                                                                      =============  ============



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

     The condensed financial statements and notes as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Northbrook Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     To conform with the 2002 and year-end 2001 presentations, certain prior year amounts have been reclassified.


PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the AICPA issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company, however, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits may have a material impact on the condensed statement of operations ceded to ALIC depending on the market conditions at the time of adoption. Contracts affected are those that contain provisions wherein the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits. The SOP concludes, in accordance with the Company's policy, that no liability should be recognized during the accumulation phase for contract features that guarantee a minimum amount for annuitization, upon election by the contractholder, at a contractually specified future date. These product features are commonly referred to as guaranteed minimum income benefits.

                        NORTHBROOK LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   REINSURANCE


     The Company has reinsurance agreements whereby all premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC and a non-affiliate and are reflected net of such reinsurance in the condensed statements of operations. The Company follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the condensed statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company's condensed financial statements as those assets are owned and managed by ALIC under terms of the reinsurance agreements.

     The effects of reinsurance on premiums and contract charges are as follows:

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                 --------------------------------     -------------------------------
                                                 -------------    ---------------     -------------    --------------
                                                     2002              2001               2002             2001
                                                 -------------    ---------------     -------------    --------------
      (in thousands)
      PREMIUMS AND CONTRACT CHARGES
      Direct                                     $  25,537        $      28,055       $     50,339     $     56,543
      Ceded
         Affiliate                                 (25,478)             (28,030)           (50,236)         (56,436)
         Non-affiliate                                 (59)                 (25)              (103)            (107)
                                                 ---------        -------------       ------------     ------------
          Premiums and contract charges,
               net of reinsurance                $       -        $           -       $          -     $          -
                                                 =========        =============       ============     ============


     The effects of reinsurance on credited interest, policy benefits and other expenses are as follows:

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                       ---------------------------    --------------------------------
                                                       ----------      -----------    --------------      ------------
       (in thousands)                                    2002             2001            2002               2001
                                                       ----------      -----------    --------------      ------------
                                                       ----------      -----------    --------------      ------------
       CREDITED INTEREST, POLICY BENEFITS AND
           OTHER EXPENSES
       Direct                                          $   51,469      $   58,325    $    95,830         $    108,844
       Ceded
          Affiliate                                       (51,419)        (58,307)       (95,682)            (108,818)
          Non-affiliate                                       (50)            (18)          (148)                 (26)
                                                       ----------      ----------    -----------         -------------
           Credited interest, policy benefits and
                other expenses, net of reinsurance     $        -      $        -    $         -         $           -
                                                       ==========      ==========    ===========         =============

                        NORTHBROOK LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME


     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                          Three Months Ended June 30,
                                                --------------------------------------------------------------------------------
      (in thousands)                                           2002                                       2001
                                                ------------------------------------     ---------------------------------------
                                                                            After-                                     After-
                                                    Pretax       Tax         tax             Pretax         Tax          tax
                                                   ---------    -------    ---------        ----------    ---------   ----------
                                                   ---------    -------    ---------        ----------    ---------   ----------
      UNREALIZED CAPITAL GAINS AND LOSSES:

      Unrealized holding gains (losses)
          arising during the period                $   2,433  $  (852)   $     1,581      $   (1,108)   $     388   $   (720)
      Less:  reclassification adjustments                  -        -              -             (43)          15        (28)
                                                   ---------  -------    -----------      ----------    ---------   --------
      Unrealized net capital gains (losses)            2,433     (852)         1,581          (1,065)         373       (692)
                                                   ---------  -------    -----------      ----------    ---------   --------
      Other comprehensive income (loss)            $   2,433  $  (852)         1,581      $   (1,065)   $     373       (692)
                                                   =========  =======                     ==========    =========

      Net income                                                                 952                                     936
                                                                         -----------                                --------
      Comprehensive income                                               $     2,533                                $    244
                                                                         ===========                                ========


                                                                           Six Months Ended June 30,
                                                --------------------------------------------------------------------------------
      (in thousands)                                           2002                                       2001
                                                ------------------------------------     ---------------------------------------
                                                                            After-                                     After-
                                                    Pretax       Tax         tax             Pretax         Tax          tax
                                                   ---------    -------    ---------        ----------    ---------   ----------
                                                   ---------    -------    ---------        ----------    ---------   ----------
      UNREALIZED CAPITAL GAINS AND LOSSES:

      Unrealized holding gains (losses)
          arising during the period                $  1,150     $ (403)    $    747        $     335     $    (117)  $     218
      Less:  reclassification adjustments                51        (18)          33               -              -           -
                                                   ---------    -------    --------        ---------     ---------   ---------
      Unrealized net capital gains (losses)           1,099       (385)         714              335          (117)        218
                                                   ---------    -------    --------        ---------     ---------   ---------
      Other comprehensive income (loss)            $  1,099     $ (385)         714        $     335     $    (117)        218
                                                   =========    =======                    =========     =========

      Net income                                                              1,951                                      1,989
                                                                           --------                                  ---------
      Comprehensive income                                                 $  2,665                                  $   2,207
                                                                           ========                                  =========


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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                        NORTHBROOK LIFE INSURANCE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Pursuant to the alliance agreement, MSDW provides approximately half of the statutory capital necessary to maintain these products on the Company's books through loans to a subsidiary of AIC. AIC unconditionally guarantees the repayment of these loans and interest thereon issued to MSDW under terms of a distribution agreement to The Northbrook Corporation. Under a reinsurance agreement with ALIC, the assets of this alliance are held in a trust. The Company shares approximately half of the net profits with MSDW on contracts written under the alliance, except for the fees and benefits related to enhanced guaranteed minimum death or income benefits which are reinsured to ALIC or external reinsurers.

     The strategic alliance is cancelable for new business by either party by giving 30 days written notice, however, the Company believes MSDW is unlikely to terminate the alliance given the benefits derived by it.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF NORTHBROOK LIFE INSURANCE COMPANY (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOUND UNDER PART I. ITEM 1. CONTAINED HEREIN AND WITH THE DISCUSSION, ANALYSIS, FINANCIAL STATEMENTS AND NOTES THERETO IN PART I. ITEM 1. AND PART II. ITEM 7. AND ITEM 8. OF THE NORTHBROOK LIFE INSURANCE COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH INCLUDES A DISCUSSION OF THE COMPANY'S CRITICAL ACCOUNTING POLICIES.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumer's lifetime needs in the area of protection and retirement solutions exclusively through Morgan Stanley DW, Inc., ("MSDW") a subsidiary of Morgan Stanley Dean Witter & Co. The Company's products include interest-sensitive life, including single premium life and variable life; fixed annuities including market value adjusted annuities; immediate annuities; and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges, all of which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives. These guarantees are ceded to ALIC in accordance with the reinsurance agreements.


RESULTS OF OPERATIONS

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                            ------------------------------     ------------------------------
                                            ------------      ------------     ------------      ------------
 (in thousands)                                  2002             2001             2002              2001
                                            ------------      ------------     ------------      ------------
Net investment income                       $      1,462      $      1,479      $     2,944       $      3,052
Realized capital gains and losses                      -               (43)              51                  -
Income tax expense                                   510               500            1,044              1,063
                                            ------------      ------------      -----------       ------------
Net income                                  $        952      $        936      $     1,951       $      1,989
                                            ============      ============      ===========       ============

     The Company has reinsurance agreements whereby all premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC and a non-affiliate, and reflected net of such reinsurance in the condensed statements of operations. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


     Net income increased 1.7% for the second quarter of 2002 when compared to the same period in 2001 due to no realized capital losses. For the first six months of 2002, net income decreased 1.9% when compared to the same period last year as a result of lower net investment income being only partially offset by realized capital gains.

     Pretax net investment income in the second quarter of 2002 was comparable to the same period in 2001. For the first six months of 2002 pretax net investment income decreased 3.5% compared to the same period last year. The decrease in net investment income is due to slightly lower yields partially offset by increased investment balances. Investment balances at June 30, 2002, excluding Separate Accounts and unrealized gains and losses on fixed income securities, increased 2.1% compared to June 30, 2001.

     There were no after-tax realized capital gains or losses in the second quarter of 2002 compared to a loss of $28 thousand in the same period in 2001. For the first six months of 2002, after-tax realized capital gains were $33 thousand compared to none in the same period last year. Realized capital gains and losses result from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when the Company determines that a decline in the value of a security is other than temporary.

FINANCIAL POSTION

(in thousands)
                                                             June 30,          December 31,
                                                               2002                2001
                                                           --------------    ------------------
                                                           --------------    ------------------
Fixed income securities (1)                                $      94,284     $          91,969
Short-term                                                         5,343                 5,746
                                                           -------------     -----------------
         Total investments                                 $      99,627     $          97,715
                                                           =============     =================
Cash                                                       $      35,965     $               -
                                                           =============     =================
Reinsurance recoverable from ALIC, net                     $   2,159,325     $       2,046,987
                                                           =============     =================
Contractholder funds                                       $   2,009,392     $       1,896,647
                                                           =============     =================
Reserves for life-contingent contract benefits             $     149,898     $         150,349
                                                           =============     =================
Separate Accounts assets and liabilities                   $   5,702,026     $       6,236,902
                                                           =============     =================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $89.5 million at June 30, 2002 and $88.3 million at December 31, 2001.

     Total investments were $99.6 million at June 30, 2002 compared to $97.7 million at December 31, 2001. The increase in total investments was due to positive cash flows from operations and an increase in unrealized capital gains on fixed income securities. At June 30, 2002, unrealized capital gains on fixed income securities were $4.8 million compared to $3.7 million at December 31, 2001.

     At June 30, 2002, 98.9% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa or comparable Company internal rating.

     Commencing in late July 2002, deterioration of U.S. credit markets significantly escalated. For example, in July the Lehman Bothers U.S. Investment-Grade Credit Index under-performed U.S. Treasuries by 259 basis points, its second-worst month ever. In particular, the telecommunications, airlines, and energy sectors in which the Company has holdings have been adversely affected. This deterioration, along with reduced market liquidity, could also extend to other segments of the economy and is expected to lead to increased recognition of realized capital losses from investment write-downs and portfolio trading in subsequent periods.

     At June 30, 2002, cash was $36.0 million compared to none at December 31, 2001. Cash increased due to a change in the management process for Separate Accounts receipts and disbursements.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


     At June 30, 2002 Contractholder funds increased $112.7 million to $2.01 billion from $1.90 billion at December 31, 2001 as the result of additional deposits from fixed annuities and credited interest that were partially offset by surrenders and withdrawals. Reinsurance recoverable from ALIC increased correspondingly by $112.3 million due to the increase in contractholder funds.

     At June 30, 2002, Separate Accounts assets and liabilities decreased 8.6% to $5.70 billion compared to the December 31, 2001 balance. The decreases were primarily attributable to unrealized losses in the Separate Accounts investment portfolios due to equity market conditions and surrenders and withdrawals, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
     The Company's capital resources consist of shareholder's equity. The following table summarizes the capital resources.

                                               June 30,        December 31,
(in thousands)                                   2002              2001
                                              ------------    ----------------
                                              ------------    ----------------
Common stock and retained income              $     94,960    $        93,009
Accumulated other comprehensive income               3,123              2,409
                                              ------------    ---------------
      Total shareholder's equity              $     98,083    $        95,418
                                              ============    ===============

SHAREHOLDER'S EQUITY
     Shareholder's equity increased $2.7 million in the first six months of 2002 when compared to December 31, 2001, due to net income and an increase in unrealized net capital gains and losses.

DEBT
     The Company had no outstanding debt at June 30, 2002 and December 31, 2001.

FINANCIAL RATINGS AND STRENGTH
     Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company shares its financial strength ratings with its parent, ALIC, due to the 100% reinsurance agreements.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates, including the Company, to "negative" from "stable". This revision is part of an ongoing life insurance industry review being conducted by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company and ALIC.

LIQUIDITY

The principal sources of funds for the Company include the following activities:

     SOURCES OF FUNDS
     Statutory premiums and deposits
     Reinsurance recoveries
     Receipts of principal, interest and dividends on investments
     Sales of investments
     Capital contributions from ALIC
     Inter-company loans


The principal uses of funds for the Company include the following activities:

     USES OF FUNDS
     Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
     Operating expenses
     Purchase of investments
     Repayment of inter-company loans
     Dividends to ALIC


     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, including guaranteed minimum income and death benefits, contract maturities, contract surrenders and withdrawals and certain operating costs, excluding those relating to Separate Accounts, are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet its obligations under the reinsurance program. ALIC's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at June 30, 2002.

     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at June 30, 2002 and December 31, 2001.

RECENT DEVELOPMENTS

     The Company is currently evaluating the benefits of, and taking preliminary steps towards, merging the Company into ALIC.

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

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


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

o Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or too expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturities, calls and prepayments of investments into new investments that could be yielding less than the portfolio's average rate. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products.

o The Company amortizes deferred policy acquisition costs ("DAC") related to interest-sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could potentially result in adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against the Separate Accounts' balances invested in equity securities which have declined in value, could potentially result in increased amortization of DAC. An adjustment, if any, may have a material effect on results of operations ceded to ALIC. DAC and any related adjustments are ceded to ALIC.

o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company, as well as ALIC, to decrease and lead to an increase of exposure to pay guaranteed minimum income and death benefits and could result in increased statutory reserves for these benefits, reducing the Company's, as well as ALIC's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse mortality trends that may have a material effect on results of operations ceded to ALIC.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

o Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuities sales. In general, sales of variable annuities increase when the stock markets are generally rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

o In order to manage interest rate risk, from time to time the Company adjusts the effective duration of the assets of the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

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

o The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and /or, in some cases, state securities administrators. The laws regulating the securities products and activities of the Company are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

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

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporations' rating, ALIC and its subsidiaries could also experience a similar downgrade.

o The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased reserves due to additional minimum income or death benefit exposure resulting from market declines. A multiple level downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

o The Company currently has Separate Account liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations ceded to ALIC, however the market values at the time of adoption will affect the amount of the liability required.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

      ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001



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

o The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be determined at this time.

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


Dated August 13, 2002.                 NORTHBROOK LIFE INSURANCE COMPANY
                                       ----------------------------------
                                                   (Registrant)




                                    By      /s/SAMUEL H. PILCH
                                            ------------------

                                            Samuel H. Pilch
                                            Group Vice President and Controller
                                            (chief accounting officer and
                                            authorized officer of registrant)

                                  Exhibit Index


         EXHIBIT NO.                                             DESCRIPTION

         10.1 Reinsurance Agreement between Allstate Life Insurance Company and Northbrook Life Insurance Company, effective December 31, 1987; as amended by Amendment No.1 effective September 1, 1990; Amendment No.2 effective September 28, 1993; Amendment No.3 effective February 1, 1995; Amendment No.4 effective June 12, 1995; Amendment No.5 executed January 26, 1996; Amendment No.6 effective December 30, 1996 and Amendment No.7 executed October 22, 1998

         10.2 Reinsurance Agreement between Allstate Life Insurance Company and Northbrook Life Insurance Company, effective December 31, 1987; as amended by Amendment No.1 effective September 1, 1990; Amendment No.2 effective June 8, 1995; Amendment No.3 effective February 1, 1995; Amendment No.4 executed January 26, 1996; Amendment No.5 effective December 30, 1996 and Amendment No.6 executed October 22, 1998